Form 10QSB
period 2007-02-28
FLM Minerals Inc.
filed 2007-04-30
CIK 1391174

===========================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED February 28, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 333-140933

FLM MINERALS INC.
(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

#308 - 837 West Hastings Street
Vancouver, British Columbia
Canada V6C 3N6
(Address of principal executive offices, including zip code.)

(604) 632-0085
(Registrant's telephone number, including area code)

The Company is a Shell company: Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of April 18, 2007, the Company had 6,906,300 shares of common stock outstanding.

=============================================================================================================

PART I

ITEM 1.     INTERIM FINANCIAL STATEMENTS

FLM MINERALS INC.
(An Exploration Stage Company)
Interim Balance Sheets
At February 28, 2007 with audited figures at November 30, 2006
(Unaudited - Prepared by Management)
(Expressed in US Dollars)

		February 28,	November 30,
		2007	2006
		(Unaudited)	(Audited)

Assets

Current Assets
Cash		$247,891	$209,670
Due from related party (Note 3)		-	6,480

Total Assets		$247,891	$216,150

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities		$31,454	$5,000

Total Current Liabilities		31,454	5,000

Stockholders’ Equity
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value
None issued
Common Stock (Note 5), 100,000,000 shares authorized, $0.00001 par value
6,906,300 shares issued and outstanding - par value		69	69
Additional paid in capital		271,881	271,881
Subscriptions receivable		-	(42,600)
Deficit Accumulated During the Exploration Stage		(55,513)	(18,200)
Total Stockholders’ Equity		216,437	211,150
Total liabilities and stockholders’ equity		$247,891	$216,150

Going concern (Note 1)
Commitments (Note 4)

GEORGE HEARD	JIANXING QIAN
Director	Director

The Accompanying Notes are an Integral Part of These Financial Statements

FLM MINERALS INC.
(An Exploration Stage Company)
Interim Statements of Operations
For the Three Months Ended February 28, 2007
(Unaudited - Prepared by Management)
(Expressed in US Dollars)

		Period
	Three Month	From
	Period	August 31, 2006
	Ended	(Date of Inception)
	February 28,	to February 28,
	2007	2007
	(Unaudited)	(Unaudited)

Expenses
General and administrative	$859	$1,871
Mineral property costs (Note 4)	13,039	25,227
Professional fees	23,415	28,415

Total expenses	37,313	55,513

Net loss	$(37,313)	$(55,513)

Net loss per share
Basic and diluted	$(0.01)

Weighted average number of shares outstanding - basic and diluted	6,906,300

The Accompanying Notes are an Integral Part of These Financial Statements

FLM MINERALS INC.
(An Exploration Stage Company)
Interim Statement of Cash Flows
For the Three Months Ended February 28, 2007
(Unaudited - Prepared by Management)
(Expressed in US Dollars)

		Period
	Three Month	From
	Period	August 31, 2006
	Ended	(Date of Inception)
	February 28,	to February 28,
	2007	2007
	(Unaudited)	(Unaudited)
Cash flows used in operating activities
Net loss for the period	$(37,313)	$(55,513)
Adjustment to reconcile net loss to net cash used in operating activities
Impairment of mineral property costs	13,039	25,227
Changes in operating assets and liabilities
Increase in accounts payable and accrued liabilities	26,454	31,454

Net cash used in operating activities	2,180	1,168

Cash flows from financing activities
Capital stock issued	-	271,950
Subscriptions collected	42,600	-
Net cash from financial activities	42,600	271,950
Cash flows used in investing activities
Acquisition of mineral properties	(13,039)	(25,227)
Due from related party	6,480	-
Net cash used in investing activities	(6,559)	(25,227)

Cash increase during the period	38,221	247,891

Cash beginning of the period	209,670	-

Cash end of the period	$247,891	$247,891

The Accompanying Notes are an Integral Part of These Financial Statements

FLM MINERALS INC.
(An Exploration Stage Company)
Interim Statement of Stockholders' Equity
At February 28, 2007
(Unaudited - Prepared by Management)
(Expressed in US Dollars)

					Deficit
	(Note 5)				Accumulated
	Common		Additional		During the	Total
	Stock	Amount	Paid-in	Subscriptions	Exploration	Stockholders'
	Number	par value	Capital	Receivable	Stage	Equity
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balance, August 31, 2006
(date of inception)	--	$--	$--	$--	$--	$--

Capital stock issued for cash
at $0.00001 per share	6,000,000	60	--	--	--	60
at $0.30 per share	906,300	9	271,881	(42,600)	--	229,290

Net loss, for the period from date of inception
on August 31, 2006 to November 30, 2006	--	--	--	-	(18,200)	(18,200)
Balance, November 30, 2006	6,906,300	69	271,881	(42,600)	(18,200)	211,150

Share subscriptions received	--	--	--	42,600	--	42,600

Net loss for three months
ended February 28, 2007	--	--	--	--	(37,313)	(37,313)

Balance, February 28, 2007	6,906,300	$69	$271,881	$--	$(55,513)	$216,437

The Accompanying Notes are an Integral Part of These Financial Statements

FLM Minerals Inc. (An Exploration Stage Company) Notes to Interim Financial Statements For The Three Month Period Ended February 28, 2007 (Unaudited) (Expressed in U.S. dollars)

1.	Nature of Operations and Continuance of Business

FLM Minerals Inc. (the “Company”) was incorporated in the State of Nevada on August 31, 2006. The Company is an Exploration Stage Company. The Company’s principal business is the acquisition and exploration of mineral properties. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at February 28, 2007, the Company has never generated any revenues and has an accumulated loss of $55,513 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission to register 906,300 shares of common stock for resale. This was accepted. The effective date is March 9, 2007.

2.	Basis of Presentation

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company applies the same accounting policies and methods in its interim financial statements as those in the audited annual financial statements.

3.	Related Party Transactions

	a)	Advances to Global Moly Corporation, a corporation under common management, did not bear interest, were unsecured, and were repaid on January 8, 2007.

	b)	On September 1, 2006, the Company issued 6,000,000 shares of common stock at $0.00001 per share to it’s three directors, 2,000,000 shares each.

4.	Mineral Properties

On October 18, 2006, the Company signed an option to purchase a royalty agreement with Altair Minerals Inc. (“Altair”). FLM will be granted an option to acquire an undivided 100% of the right, title and interest of four unpatented mining claims located in Elko County, Nevada. Terms and conditions are as follows:

	a)	$50,000 cash payment by FLM:

		(i)	$5,000 on execution of this agreement (paid);

		(ii)	$10,000 on or before October 18, 2007;

		(iii)	$15,000 on or before October 18, 2008; and

		(iv)	$20,000 on or before October 18, 2009;

	b)	500,000 common shares of FLM to be allotted and issued and certificates therefore delivered to Altair as follows:

		(i)	250,000 common shares on October 18, 2007;

		(ii)	250,000 common shares on October 18, 2008

FLM Minerals Inc. (An Exploration Stage Company) Notes to Interim Financial Statements For The Three Month Period Ended February 28, 2007 (Unaudited) (Expressed in U.S. dollars)

4.	Mineral Properties (continued)

In addition, FLM shall, in order to maintain its interest in the property, make advance royalty payments to Altair, commencing on October 18, 2010 and continuing on the 18th day of October each and every year thereafter for so long as FLM or its assigns retains its interest in the property, of $5,000 per year.

FLM will pay to Altair an annual royalty equal to three percent of Net Smelter Returns. FLM shall have the right to purchase up to one and one-half royalty percentage points and reduce the royalty to 1.5% by paying $500,000 for each 0.5% royalty purchased. For greater certainty, upon payment by FLM of $1,500,000, the royalty shall be reduced to 1.5% of Net Smelter Returns.

The cost of the mineral property was initially capitalized. Cumulative to February 28, 2007, the Company has recognized an impairment loss of $25,227 ($5,000 for option payment; $20,227 for property evaluation), as it has not yet been determined whether there are proven or probable reserves on the property.

5.	Common Stock

On September 1, 2006, the Company issued 6,000,000 shares of common stock at $0.00001 per share for proceeds of $60.

On November 30, 2006, the Company issued 906,300 shares of common stock at $0.30 per share for proceeds of $271,890, of which $42,600 was received in the three months ended February 28, 2007.

6.	Financial Instruments

The Company's financial instruments consist of cash and accounts payable and accrued liabilities Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency, or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying value, unless otherwise noted.

Currency risk is the risk to the Company's earnings that arises from fluctuations of foreign exchange rates and the degree of volatility of these rates. The Company does not use derivative instruments to reduce its exposure to foreign currency risk.

At February 28, 2007 the Company had the following financial assets and liabilities in Canadian dollars:

	USD equivalent	CDN Dollars
Cash on deposit	$7,930	$9,119
Accounts payable and accrued liabilities	$8,938	$10,278
At February 28, 2007 US dollar amounts were converted at a rate of $1.15 Canadian dollars to $1.00 US dollar.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

     We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. Our only other source for cash at this time is investment by others in our complete private placement. The cash we raise will allow us to stay in business for at least one year. Our success or failure will be determined by what we find under the ground.

     To meet our need for cash we raised money from our private placement. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not have enough money to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

     Our officers and directors are unwilling to make any commitment to loan us any money at this time. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it, we will either have to suspend activities until we do raise the cash, or cease activities entirely. Other than as described in this paragraph, we have no other financing plans.

     We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. Even if we complete our current exploration program and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit, a reserve.

     We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of this report. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until have located a reserve and we have determined it is economical to extract the minerals from the land.

     We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

     If we are unable to complete any phase of exploration because we don’t have enough money, we will cease activities until we raise more money. If we can’t or don’t raise more money, we will cease activities. If we cease activities, we don’t know what we will do and we don’t have any plans to do anything.

     We do not intend to hire additional employees at this time. All of the work on the property will be conduct by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Our Proposed Exploration Program

     We will be prospecting for gold with the goal of identifying mineralized material. Mineralized material is a mineralized body which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal.

     We intend to employ a systematic exploration program utilizing surface geochemistry, radiometric surveys and geologic mapping is proposed. Any anomalies of interest may be further investigated by trenching. Targets identified, and considered significant enough to further explore, would be tested by an appropriate spaced drilling program.

     At present, the property should be considered undeveloped raw land. Work to date has only included the staking of four contiguous lode claims and the required filing with both county and federal agencies.

The following is our plan and milestones for exploration:

     The exploration work on this property should be conducted in two phases, with advancement to the second phase only upon successful completion of the first.

PHASE 1

     1. Stake an additional 20 claims, adjoining to the north of the existing claims (in a 2 x 10 matrix); according to BLM records, this ground is unclaimed at present.

     2. If possible, obtain the data collected during previous exploration campaigns if any, from their respective operators. Establish the provenance of this data, verify it, and if suitable, digitize and transfer all available exploration data onto a base map.

     3. Carry out lithologic, structural, and alteration mapping, with particular focus on the Eocene rhyolite dike and the adjacent Palaeozoic rocks.

     4. Carry out geochemical soil and rock-chip sampling. Analyses should include gold, its pathfinder elements (As, Sb, Hg, Tl), and elements associated with oilfield/basin brines (i.e., B, Br, F, I, Pb, Zn, V).

     5. Conduct a CSAMT (Controlled Source Audio-frequency Magneto Tellurics ) geophysical survey along profiles across the entire property, and if possible, on the newly staked claims.

     6. Review results of Phase 1 work, and, if warranted, select and prioritize targets for drilling.

     Contingent on a review of the results of Phase 1 and approval by an independent qualified person, the project should continue to Phase 2.

PHASE 2

1.	Drill the targets identified by the Phase 1 work.

2.	Sample and assay all drill core or cuttings obtained from altered rocks.

3.	Review results of Phase 2 work, and, where warranted, select targets for further drilling.

Cost Estimates

Estimated Budget
PHASE 1

Additional claim staking and recording	$5,000
Digitizing data and transfer to base maps	$5,000
Lithologic and structural mapping, sampling	$5,000
Geochemical soil and rock chip survey, and analyses	$10,000
Geophysical survey (CSAMT)	$20,000
Independent consultants, supervision, and reports	$5,000
Total Phase 1	$50,000

PHASE 2

Core or Reverse Circulation drilling (3000 ft)	$60,000
Sampling and assays	$10,000
Independent consultants, supervision, and reports	$20,000
Contingencies	$20,000
Total Phase 2	$110,000

     We estimate that Phase 1 will take approximately six months and Phase 2 will take approximately eight months.

     We intend to initiate Phase 1 in June 2007.

Limited Operating History; Need for Additional Capital

     There is limited historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

     To become profitable and competitive, we must conduct research and exploration of our properties before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

From Inception on August 31, 2006 to February 28, 2007

     We entered into an option agreement to purchase the New Dawn property comprised of four unpatented twenty acre mining claims as described in our Form SB-2, file number 333-140933, as filed with the Securities and Exchange Commission.

     We raised $271,890 in a private placement pursuant to Regulation S of the Securities Act of 1933.

     Since inception, we have used the proceeds from the private placement to fund our operations.

Liquidity and Capital Resources

     As of the date of this report, we have yet to generate any revenues from our business operations.

     We issued 6,906,300 shares of common stock pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. This was accounted for as a purchase of shares of common stock.

     As of February 28, 2007, our total assets were $248,639 and our total liabilities were $31,454.

Recent accounting pronouncements

     In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets, an Amendment of FASB Statement No. 140," (hereinafter "SFAS No. 156). This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially recorded at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

     In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140," (hereinafter SFAS No. 155). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that would otherwise require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

     In May 2005, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards (“SFAS No. 154”), “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. Management believes the adoption of SFAS No. 154 had no material impact on the financial position, results of operations, or cash flows.

     In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment.” SFAS 123(R) is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” SFAS 123(R) does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123(R) includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

ITEM 3.      CONTROLS AND PROCEDURES.

     (a) Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

     (b) Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

PART II.  OTHER INFORMATION

ITEM 6.     EXHIBITS.

     The following documents are included herein:

Exhibit No.  Document Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of April, 2007.

FLM MINERALS INC.

BY: GEORGE HEARD
       George Heard, President and Principal Executive Officer

BY: JIANXING QIAN
       Jianxing Qian, Treasurer, Principal Financial Officer, and
       Principal Accounting Officer