Form 10QSB
period 2007-05-31
FLM Minerals Inc.
filed 2007-07-16
CIK 1391174

========================================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [  ]

As of July 9, 2007, the Company had 6,906,300 shares of common stock outstanding.

========================================================================================================================================

PART I

ITEM 1.     INTERIM FINANCIAL STATEMENTS

FLM MINERALS INC.
(An Exploration Stage Company)
Interim Balance Sheets
At May 31, 2007 with audited figures at November 30, 2006
(Unaudited - Prepared by Management)
(Expressed in US Dollars)

	May 31,	November 30,
	2007	2006
Assets	(Unaudited)	(Audited)
Current Assets
Cash	$205,451	$209,670
Due from related party (Note 3)	-	6,480
Total assets	$205,451	$216,150
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$13,935	$5,000

Total Liabilities	13,935	5,000

Stockholders' Equity
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value
None issued
Common Stock (Note 5), 100,000,000 shares authorized, $0.00001 par value
6,906,300 shares issued and outstanding - par value	69	69
Additional paid in capital	271,881	271,881
Subscriptions receivable	-	(42,600)
Deficit accumulated during the exploration stage	(80,434)	(18,200)
Total Stockholders' Equity	191,516	211,150
Total liabilities and stockholders' equity	$205,451	$216,150

Going concern (Note 1)
Commitments (Note 4)

The Accompanying Notes are an Integral Part of These Financial Statements

FLM MINERALS INC.
(An Exploration Stage Company)
Interim Statements of Operations
For the Six Months Ended May 31, 2007
(Unaudited - Prepared by Management)
(Expressed in US Dollars)

					Period
	Three Month		Six Month		From
	Period		Period		August 31, 2006
	Ended		Ended		(Date of Inception)
	May 31,		May 31,		to May 31,
	2007		2007		2007
	(Unaudited)		(Unaudited)		(Unaudited)
Expenses
General and administrative	$20,302		$21,161		$22,173
Mineral property costs (Note 4)	-		13,039		25,227
Professional fees	4,619		28,034		33,034

Total expenses	24,921		62,234		80,434
Net loss for the period	$(24,921	) $	(62,234	) $	(80,434)

Net loss per share
Basic and diluted	$(0.00	) $	(0.01)

Weighted average number of shares outstanding - basic and diluted	6,906,300		6,906,300

The Accompanying Notes are an Integral Part of These Financial Statements

FLM MINERALS INC.
(An Exploration Stage Company)
Interim Statements of Cash Flows
For the Six Months Ended May 31, 2007
(Unaudited - Prepared by Management)
(Expressed in US Dollars)

			Period
	Three Month	Six Month	From
	Period	Period	August 31, 2006
	Ended	Ended	(Date of Inception)
	May 31,	May 31,	to May 31,
	2007	2007	2007
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows used in operating activities
Net loss for the period	$ (24,921) $	(62,234) $	(80,434)
Adjustment to reconcile net loss to net cash used in operating activities
Impairment of mineral property costs	-	13,039	25,227
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	(17,519)	8,935	13,935
Net cash used in operating activities	(42,440)	(40,260)	(41,272)

Cash flows from financing activities
Capital stock issued	-	-	271,950
Subscriptions collected	-	42,600	-
Net cash from financial activities	-	42,600	271,950
Cash flows used in investing activities
Acquisition of mineral properties	-	(13,039)	(25,227)
Due from related party	-	6,480	-
Net cash used in investing activities	-	(6,559)	(25,227)

Cash increase (decrease) during the period	(42,440)	(4,219)	205,451

Cash beginning of the period	247,891	209,670	-

Cash end of the period	$ 205,451 $	205,451 $	205,451

Supplemental disclosure:

Interest paid	$ --	$ --	$ --
Income taxes paid	$ --	$ --	$ --

The Accompanying Notes are an Integral Part of These Financial Statements

FLM MINERALS INC.
(An Exploration Stage Company)
Interim Statement of Stockholders' Equity
At May 31, 2007
(Unaudited - Prepared by Management)
(Expressed in US Dollars)

					Deficit
	(Note 5)				Accumulated
	Common		Additional		During the	Total
	Stock	Amount	Paid-in	Subscriptions	Exploration	Stockholders'
	Number	par value	Capital	Receivable	Stage	Equity
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balance, August 31, 2006
(date of inception)		$ --	$ --	$ --	$ --	$ --
Capital stock issued for cash
at $0.00001 per share	6,000,000	60	--	--	--	60
at $0.30 per share	906,300	9	271,881	(42,600)	--	229,290
Net loss, for the period from date of inception
on August 31, 2006 to November 30, 2006	--	--	--	--	(18,200)	(18,200)
Balance, November 30, 2006	6,906,300	69	271,881	(42,600)	(18,200)	211,150
Share subscriptions received	--	--	--	42,600	--	42,600
Net loss for six months ended May 31, 2007	--	--	--	--	(62,234)	(62,234)

Balance, May 31, 2007	6,906,300	$ 69	$ 271,881	$ --	$ (80,434)	$ 191,516

The Accompanying Notes are an Integral Part of These Financial Statements
F-4

FLM Minerals Inc.
(An Exploration Stage Company)
Notes to Interim Financial Statements
For The Six Month Period Ended May 31, 2007
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

The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at May 31, 2007, the Company has never generated any revenues and has an accumulated loss of $80,434 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission to register 906,300 shares of common stock for resale. This was accepted. The effective date was March 9, 2007.

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

(ii) 250,000 common shares on October 18, 2008

FLM Minerals Inc.
(An Exploration Stage Company)
Notes to Interim Financial Statements
For The Six Month Period Ended May 31, 2007
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

The cost of the mineral property was initially capitalized. Cumulative to May 31, 2007, the Company has recognized an impairment loss of $25,227 ($5,000 for option payment; $20,227 for property evaluation), as it has not yet been determined whether there are proven or probable reserves on the property.

5.	Common Stock

On September 1, 2006, the Company issued 6,000,000 shares of common stock at $0.00001 per share for proceeds of $60.

On November 30, 2006, the Company issued 906,300 shares of common stock at $0.30 per share for proceeds of $271,890.

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

At May 31, 2007 the Company had the following financial assets and liabilities in Canadian dollars:

	USD equivalent	CDN Dollars

Cash on deposit	$ 10,491	$ 11,225
Accounts payable and accrued liabilities	$ 1,995	$ 2,135

At May 31, 2007 US dollar amounts were converted at a rate of $1.07 Canadian dollars to $1.00 US dollar.

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

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. Our only other source for cash at this time is investment by others in our current private placement. The cash we raise will allow us to stay in business for at least one year. Our success or failure will be determined by what we find under the ground.

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

     We do not intend to hire additional employees at this time. All of the work on the property will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

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

     We intend to initiate Phase 1 in September 2007.

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

     To become profitable and competitive, we must conduct research and exploration of our properties before we start production of any minerals we may find. We will be seeking equity financing to provide for the ongoing capital required to implement our research and exploration phases.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

From Inception on August 31, 2006 to May 31, 2007

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

     As of May 31, 2007, our total assets were $205,451 and our total liabilities were $13,935.

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

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of July, 2007.

FLM MINERALS INC.

BY:   GEORGE HEARD
         George Heard, President and Principal Executive
         Officer

BY:   JIANXING QIAN
         Jianxing Qian, Treasurer, Principal Financial
         Officer, and Principal Accounting Officer