Form 10QSB
period 2007-08-31
FLM Minerals Inc.
filed 2007-10-12
CIK 1391174

========================================================================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [  ]

As of October 2, 2007, the Company had 6,906,300 shares of common stock outstanding.

========================================================================================================================================

PART I

ITEM 1.     INTERIM FINANCIAL STATEMENTS

FLM MINERALS INC.
(An Exploration Stage Company)
Interim Balance Sheets
At August 31, 2007 with audited figures at November 30, 2006
(Unaudited - Prepared by Management)
(Expressed in US Dollars)

	August 31,	November 30,
	2007	2006
Assets	(Unaudited)	(Audited)
Current Assets
Cash	$192,770	$209,670
Due from related party (Note 3)	-	6,480
Total assets	$192,770	$216,150

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$5,218	$5,000

Total Liabilities	5,218	5,000

Stockholders' Equity
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value
None issued
Common Stock (Note 5), 100,000,000 shares authorized, $0.00001 par value
6,906,300 shares issued and outstanding - par value	69	69
Additional paid in capital	271,881	271,881
Subscriptions receivable	-	(42,600)
Deficit accumulated during the exploration stage	(84,398)	(18,200)
Total Stockholders' Equity	187,552	211,150
Total liabilities and stockholders' equity	$192,770	$216,150

Going concern (Note 1)
Commitments (Note 4)

The Accompanying Notes are an Integral Part of These Financial Statements

FLM MINERALS INC.
(An Exploration Stage Company)
Interim Statements of Operations
For the Nine Months Ended August 31, 2007
(Unaudited - Prepared by Management)
(Expressed in US Dollars)

			Period
	Three Month	Nine Month	From
	Period	Period	August 31, 2006
	Ended	Ended	(Date of Inception)
	August 31,	August 31,	to August 31,
	2007	2007	2007
	(Unaudited)	(Unaudited)	(Unaudited)
Expenses
General and administrative	$1,054	$22,215	$23,227
Mineral property costs (Note 4)	-	13,039	25,227
Professional fees	2,910	30,944	35,944
Total expenses	3,964	66,198	84,398
Net loss for the period	$(3,964)	$(66,198)	$(84,398

Net loss per share
Basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	6,906,300	6,906,300

The Accompanying Notes are an Integral Part of These Financial Statements

FLM MINERALS INC.
(An Exploration Stage Company)
Interim Statements of Cash Flows
For the Nine Months Ended August 31, 2007
(Unaudited - Prepared by Management)
(Expressed in US Dollars)

			Period
	Three Month	Nine Month	From
	Period	Period	August 31, 2006
	Ended	Ended	(Date of Inception)
	August 31,	August 31,	to August 31,
	2007	2007	2007
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows used in operating activities
Net loss for the period	$(3,964)	$(66,198)	$(84,398)
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	(8,717)	218	5,218

Net cash used in operating activities	(12,681)	(65,980)	(79,180)

Cash flows from financing activities
Capital stock issued	-	-	271,950
Subscriptions collected	-	42,600	-
Net cash from financial activities	-	42,600	271,950
Cash flows used in investing activity

Due from related party	-	6,480	-
Net cash used in investing activity	-	6,480	-

Cash increase (decrease) during the period	(12,681)	(16,900)	192,770

Cash beginning of the period	205,451	209,670	-

Cashendof the period	$192,770	$192,770	$192,770

Supplemental disclosure:

Interest paid	$--	$--	$--
Income taxes paid	$--	$--	$--

The Accompanying Notes are an Integral Part of These Financial Statements

FLM Minerals Inc.
(An Exploration Stage Company)
Notes to Interim Financial Statements
For The Nine Month Period Ended August 31, 2007
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

The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at August 31, 2007, the Company has never generated any revenues and has an accumulated loss of $84,398 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

F-4

FLM Minerals Inc.
(An Exploration Stage Company)
Notes to Interim Financial Statements
For The Nine Month Period Ended August 31, 2007
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

The cost of the mineral property was initially capitalized. Cumulative to August 31, 2007, the Company has recognized an impairment loss of $25,227 ($5,000 for option payment; $20,227 for property evaluation), as it has not yet been determined whether there are proven or probable reserves on the property.

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

At August 31, 2007 the Company had the following financial assets and liabilities in Canadian dollars:

	USD equivalent	CDN Dollars

Cash on deposit	$9,439	$9,722
Accounts payable and accrued liabilities	$2,073	$2,135

At August 31, 2007 US dollar amounts were converted at a rate of $1.03 Canadian dollars to $1.00 US dollar.

F-5

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

     We intend to initiate Phase 1 in November 2007.

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

Results of Operations

From Inception on August 31, 2006 to August 31, 2007

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

     As of August 31, 2007, our total assets were $192,770 and our total liabilities were $5,218.

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

ITEM 3.     CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures - Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

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

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of October, 2007.

FLM MINERALS INC.

BY:   GEORGE HEARD
         George Heard, President and Principal
         Executive Officer

BY:   JIANXING QIAN
         Jianxing Qian, Principal Financial Officer,
         Principal Accounting Officer and Treasurer

EXHIBIT INDEX

     The following exhibits are attached herewith:

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