Form 10-K
period 2007-11-30
FLM Minerals Inc.
filed 2008-02-28
CIK 1391174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE YEAR ENDED NOVEMBER 30, 2007

Commission file number 333-140933

FLM MINERALS INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

#308 - 837 West Hastings Street
Vancouver, British Columbia
Canada V6C 3N6
(Address of principal executive offices, including zip code.)

(604) 632-0085
(telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:  Yes [   ]    No [X]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.  Yes [X]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy ir information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer                    [   ]                                              Accelerated filer                                    [   ]
Non-accelerated filer                        [   ]                                              Smaller reporting company                 [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X]    No [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of November 30, 2007: $0.00.

TABLE OF CONTENTS

		Page

	PART I
Item 1.	Business.	3
Item 1A.	Risk Factors.	3
Item 1B.	Unresolved Staff Comments.	3
Item 2.	Properties.	4
Item 3.	Legal Proceedings.	12
Item 4.	Submission of Matters to a Vote of Security Holders.	12

	PART II
Item 5.	Market Price for the Registrant’s Common Equity, Related Stockholders Matters and	12
	Issuer Purchases of Equity Securities.
Item 6.	Selected Financial Data.	14
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of	14
	Operation.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	19
Item 8.	Financial Statements and Supplementary Data.	19
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial
	Disclosure.	30

	PART III
Item 9A.	Controls and Procedures.	30
Item 9B.	Other Information.	30
Item 10.	Directors and Executive Officers, Promoters and Control Persons.	30
Item 11.	Executive Compensation.	33
Item 12.	Security Ownership of Certain Beneficial Owners and Management.	35
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	35
Item 14.	Principal Accounting Fees and Services.	35

	PART IV
Item 15.	Exhibits and Financial Statement Schedules.	36

PART I.

ITEM 1.     BUSINESS.

     We were incorporated on August 31, 2006. Our administrative office is located at #308 - 837 West Hastings Street, Vancouver, British Columbia, Canada V6C 3N6 and our telephone number is (604) 632-0085 and our registered statutory office is located at 6100 Neil Road, Suite 500, Reno, Nevada 89511. Our fiscal year end is November 30th. Our mailing address is #308 - 837 West Hastings Street, Vancouver, British Columbia, Canada V6C 3N6.

     We are an exploration stage mining company. We have no ore bodies. We intend to prospect for gold on our one property which contains four claims. We acquired the right to conduct exploration activities on the four claims on October 18, 2006 pursuant to an agreement with Altair Minerals Inc. Altair Minerals Inc. is not affiliated with us.

Our Agreement

     On October 18, 2006, we entered into an agreement with Altair Minerals Inc. wherein we were granted the exclusive right and option to acquire an undivided 100% interest in and to four mining claims located in Elko County, Nevada which we call the New Dawn claims. Under the terms of the agreement we are obligated to:

1.	Pay cash totaling $50,000 as follows:

	a.	$5,000 on execution of agreement which has been paid.

	b.	$10,000 on or before October 18, 2007

	c.	$15,000 on or before October 18, 2008

	d.	$20,000 on or before October 18, 2009

2.	Issue 500,000 restricted shares of common stock as follows:

	a.	250,000 restricted shares of common stock on or before October 17, 2007

	b.	250,000 restricted shares of common stock on or before October 17, 2008

3.	Make a royalty payment of $5,000 per year commencing October 18, 2010. The royalty payment will continue as long as we retain an interest in the property.

4.	An annual royalty payment of equal to 3% of the net smelter returns.

5.	We have the right to reduce the 3% by paying $500,000 for each 0.5%.

     We are responsible for the payment of all fees and assessments due the BLM.

     The agreement is currently in default, however, we are attempting to renogiate the terms.

ITEM 1A.  RISK FACTORS.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.     PROPERTIES.

Claims

     The following is a list of the New Dawn claims as filed with Bureau of Land Management, hereinafter the “BLM,” showing the claim name, BLM claim number, Elko County document number, and the expiration date for the claim. All claims are located in Elko County, Nevada.

Claim Name	BLM Claim Number	Elko County Document	Date of Expiration
ND 1	851630	507219	September 1, 2008
ND 2	851631	507220	September 1, 2008
ND 3	851632	507221	September 1, 2008
ND 4	851633	507222	September 1, 2008

     Each claim measures 600 feet by 1,500 feet and covers 20 acres. Total land position is 80 acres.

     In order to keep the New Dawn claims in good standing, a claim maintenance fee in the amount of US$125.00 per claim must be paid by us to the BLM each year on or before September 1. This per claim maintenance fee is due no later than September 1. There is no grace period for fee payment. We will not cause the claims to expire as a result of not paying the required maintenance fees. In the event that our exploration program does not locate mineralization of interest, we will terminate our agreement with Altair Minerals Inc.

     The New Dawn claims were selected based on research of documented occurrences of gold mineralization in Nevada and because mineralization has been located on other properties nearby, which are underlain by the same lithology. No mineralized material has been discovered on our property. We have not conducted any tests on our property.

Location and Access

     The New Dawn property is located in Elko County, in the Tuscarora Mountains of north-central Nevada. The property is about 45 miles northwest of the town of Elko, Nevada. Elko is the countyseat of Elko County and lies on Interstate Highway I-80 about halfway between Reno, Nevada, and Salt Lake City, Utah. The New Dawn property is located in Section 4 of Township 39 North, Range 50 East, Mount Diablo Base and Meridian. The property is comprised of four unpatented lode mining claims, with each claim covering approximately 20 acres.

     From Reno, Nevada, access to the New Dawn property is by Interstate Freeway I-80 east for about 280 miles to Elko (Exit 301 on I-80), then north on paved State Highway 225 for about 26 miles, then northwest on paved State Highway 226, and then turning off to the west onto the county maintained gravel road SSR18 that heads toward the historic mining town of Tuscarora. After about six miles this gravel road turns due south. After heading due south about one mile, turn onto a secondary gravel road heading due west for about four miles past the Quarter Circle S Ranch and along the north side of McCann Creek past Battle Mountain and Beard Hill to a Y-junction where Berry Creek joins McCann Creek. Take the north fork heading uphill to the west and north for about 2.5 miles, to a Y-junction. Take the west fork onto a dirt track that heads northwest and then curves to the southwest then southeast, and eventually heads south along a ridge top, passing through the New Dawn property after about 2.5 miles.

MAP 1

42°
117°
116°
115°
OWYHEE
DESERT
Doby George
Big Springs
Jerritt Canyon
District
New Dawn
T39N
Midas
Ivanhoe
Carlin Trend
Meikle
Beast
Gold Quarry
Elko
Rain
41°
Battle Mountain - Eureka Trend
New Dawn
Property

New Dawn Property

Sediment - Hosted Gold Deposits

Volcanic - Hosted Gold Deposits

N True

0 10 20 30 40 50 kilometres

0 10 20 30 miles

FLM Minerals Inc.

New Dawn Property

Elko County, Nevada

Property Location Map

modified from NBMG Map 120, D.A.Davis and J.V. Tingley, 1999

By:	Scale:	Date:	Figure:
RTH	as shown	October 2006	1

MAP 2

116° 20'
Pzc
Pzs
Tpa
Tps
Tpb
Qof
T 40 N
T 39 N
41° 17' 30"
N
True
Berry
Creek
Qal
Qls
Tpx
Qf
ND 3
ND 4
ND 1
ND 2
0
2,500
5,000
feet

Quaternary

Qal - alluvium, Qf alluvial fan deposits, Qls - landslide deposits, Qof - older alluvial fan deposits

Tertiary

Tmrf	Finely porphyritic rhyolite (dike)
Tpa	Pyroxene andesite lava
Tpb	Biotite-bearing andesite-dacite lava
Tps	Volcaniclastic sediments and tuffs
Tpx	Andesite breccia

Palaeozoic

Pzc	Chert-dominated assemblage
Pzs	Siltstone-dominated assemblage

Map Projection: UTM, Zone 11 North, NAD 27 Datum

Thrustfault - teeth on upper plate

Anticline axis

Bedding, dip and strike

Folds

Inclined minor antiform

Inclined minor synform

Inclined minor folds

FLM Minerals Inc.

New Dawn Property

Elko County, Nevada

Local Geology Map

modified from NBMG Map 119, C.D. Henry and D.R. Boden, 1998

By:	Scale:	Date:	Figure:
RTH	as shown	October 2006	4

Physiography

     The climate in this part of Nevada is typical of the high desert country of the American southwest, with hot summers, cold winters and generally dry conditions. Temperature variations recorded for the area extend from a minimum of –40o F to a maximum of 108o F, with average temperatures of 16o F in winter and 84o F in summer. This is semi-arid desert, with an average annual precipitation of 12.5 inches. Heavy snowfall can be expected in the higher ranges, but the climate should not be an impediment to our exploration, especially if the operations were underground. Mining at open pits elsewhere in Nevada, in roughly similar conditions, is continued year round. Physical exploration work could be conducted on the New Dawn property year round, except during early spring when the frozen ground is melting and the unimproved dirt roads become muddy and difficult to travel.

     Vegetation in this part of Nevada is generally confined to grasses and sagebrush, with local stands of willows, trembling aspen and some cottonwoods in valley bottoms, and local areas with dwarf juniper and pines. The New Dawn property area includes summer grazing leases for cattle from local ranches. Most of the access roads are officially designated as ranch access roads, meaning that there are few restrictions on their use.

     Water is in relatively short supply, however there is sufficient water in McCann Creek for drilling, although it may be necessary to truck water if a diamond drill is employed. Grid electrical power is not available on the New Dawn property, although it does extend to the Quarter Circle S Ranch about 4 miles to the east. We will obtain electrical power from generators.

     The New Dawn property is in moderately steep terrain, on a north-south trending ridge of the northern Tuscarora Mountains, with Mount Blitzen (el. 8,130 ft) located about five miles to the northeast. The north-south trending ridge is between the headwaters of Berry and Lewis Creeks, see Figure.2. Within the New Dawn property, elevations range from 7,480 ft at the ridge top, sloping down to 6,920 ft in the eastern gullies draining into Berry Creek, and sloping down to 7,200 ft in the western gullies draining into Lewis Creek. Further to the east, Berry Creek joins McCann Creek, which eventually joins the South Fork of the Owyhee River. Further to the west, Lewis Creek joins other creeks that eventually drain into the Humboldt River.

     Elko is located on the Humboldt River, which has I-80 and a transcontinental railway along its course through northern Nevada. Elko is the county seat and has a regional airport with helicopter services available. Numerous drilling companies operate out of Elko. In general, Elko is the service center for large mining operations in the Carlin trend and the Jerritt Canyon district. Given all the mining activity in the Elko region, it is anticipated that sufficient infrastructure and manpower would be available locally to support a mining operation at the New Dawn property.

Property Geology

     Three of the regional rock units outcrop in the immediate vicinity of the New Dawn property: 1) upper plate Palaeozoic rocks; 2) Tertiary volcanics; and 3) contemporaneous and younger dikes. In addition, there are unconsolidated 4) Quaternary surficial deposits.

Mineralization

     The mineralization is indicative of an epithermal system which may represent the top of a hydrothermal plume of mineralizing fluids.

History of Previous Work

     There is no evidence of previous exploration on the property that we are aware of at this time.

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

     5. Conduct a CSAMT (Controlled Source Audio-frequency MagnetoTellurics ) geophysical survey along profiles across the entire property, and if possible, on the newly staked claims.

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

     We intend to initiate Phase 1 in March 2008.

Government Regulation

     Our mineral exploration program is subject to the regulations of the Bureau of Land Management.

     The prospecting on the property is provided under the existing 1872 Mining Law and all permits for exploration and testing must be obtained through the local Bureau of Land Management (BLM) office of the Department of Interior. Obtaining permits for minimal disturbance as envisioned by this exploration program will require making the appropriate application and filing of the bond to cover the reclamation of the test areas. From time to time, an archeological clearance may need to be contracted to allow the testing program to proceed.

Rental Fee Requirement

     The Federal government's Continuing Act of 2002 extends the requirement of rental or maintenance fees in place of assessment work for filing and holding mining claims with the BLM. All claimants must pay a yearly maintenance fee of $125 per claim for all or part of the mining claim assessment year. The fee must be paid at the State Office of the Bureau of Land Management by September 1 of each year. We have paid this fee through 2007. The assessment year ends on noon of September 1 of each year. The initial maintenance fee is paid at the time the Notice of Location is filed with the BLM and covers the remainder of the assessment year in which the claim was located. There are no exemptions from the initial fee. Some claim holders may qualify for a Small Miner Exemption waiver of the maintenance fee for assessment years after the year in which the claim was located. We do not qualify for a Small Miner Exemption. The following sets out the BLM fee schedule:

Fee Schedule* (per claim)
Location Fee	$30.00
Maintenance Fee.	$125.00
Service Charges	$10.00
Transfer Fee	$5.00
Proof of Labor	$5.00
Notice of Intent to Hold	$5.00
Transfer of Interest	$5.00
Amendment	$5.00
Petition for Deferment of Assessment Work	$25.00
Notice of Intent to Locate on Stock Raising Homestead land	$25.00
* Fee schedule reflects increases of July 2004 and July 2005.

     The BLM regulations provide for three types of operations on public lands: 1. Casual Use level, 2. Notice level and 3. Plan of Operation level.

     1. Casual Use means activities ordinarily resulting in no or negligible disturbance of the public lands or resources. Casual Use operations involve simple prospecting with hand tools such as picks, shovels, and metal detectors. Small-scale mining devices such as dry washers having engines with less than 10 brake-horsepower are allowed, provided they are fed using only hand tools. Casual Use level operations are not required to file an application to conduct activities or post a financial guarantee.

     2. Notice level operations include only exploration activities in which five or less acres of disturbance are proposed. Presently, all Notice Level operations require a written notice and must be bonded for all activities other than reclamation.

     3. Plans of Operation activities include all mining and processing (regardless of the size of the proposed disturbance), plus all other activities exceeding five acres of proposed public land disturbance.

     Operators are encouraged to conduct a thorough inventory of the claim to determine the full extent of any existing disturbance and to meet with field office personnel at the site before developing an estimate. The inventory should include photographs taken "before" and "after" any mining activity.

     If an operator constructs access or uses an existing access way for an operation and would object to BLM blocking, removing, or claiming that access, then the operator must post a financial guarantee that covers the reclamation of the access.

     Concurrence by the BLM for occupancy is required whenever residential occupancy is proposed or when fences, gates, or signs will be used to restrict public access or when structures that could be used for shelter are placed on a claim. It is the claimant's responsibility to prepare a complete notice or plan of operators.

Mining Claims On State Land

     The Nevada law authorizing location of claims on State Lands was repealed in 1998. Acquisition of mineral rights on Nevada trust land can only be accomplished by application for a prospecting permit, mineral lease, or lease of common variety materials.

     We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

     We are in compliance with all laws and will continue to comply with the laws in the future. We believe that compliance with the laws will not adversely affect our business operations.

     We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the property.

     Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only "cost and effect" of compliance with environmental regulations in the State of Nevada is returning the surface to its previous condition upon abandonment of the property. We will only be using "non-intrusive" exploration techniques and will not leave any indication that a sample was taken from the area.

Employees and Employment Agreements

     At present, we have no full-time employees. Our officers and directors are part-time employees and each will devote about 10 hours or 25% of their time per week to our operation. Our officers and directors do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Our officers and directors will handle our administrative duties. As of November 30, 2007, we have not looked for or talked to any geologists or engineers who will perform work for us in the future.

Other Activities

     We are currently examining properties in China for possible exploration activities. As of the date of this report, we have not entered into negotiations or any agreements with anyone to acquire any additional properties.

ITEM 3.     LEGAL PROCEEDINGS.

     We are not presently a party to any litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.     MARKET PRICE FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     Our shares are traded on the Bulletin Board operated by the Federal Industry Regulatory Authority under the symbol “FLMS.” A summary of trading by quarter for 2007 and 2006 fiscal years is as follows:

Fiscal Year
2007	High Bid	Low Bid
Fourth Quarter 9-01-07 to 11-30-07	$0.0	$0.0
Third Quarter 6-01-07 to 8-31-07	$0.0	$0.0
Second Quarter 3-01-07 to 5-31-07	$0.0	$0.0
First Quarter 12-01-06 to 2-28-07	$0.0	$0.0

Fiscal Year
2006	High Bid	Low Bid
Fourth Quarter 9-01-06 to 11-30-06	$0.0	$0.0
Third Quarter 6-01-06 to 8-31-06	$0.0	$0.0
Second Quarter 3-01-06 to 5-31-06	$0.0	$0.0
First Quarter 12-01-05 to 2-28-06	$0.0	$0.0

     In August 2006, we issued a total of 6,000,000 shares of restricted common stock to our officers and directors in consideration of $60.

     During the past three years, we issued 6,906,000 shares of common stock to 56 individuals in consideration of $271,950.00. All of the shares were issued pursuant to Regulation S of the Securities Act of 1933 in that all of the shares were sold outside the United States of America to non-US persons. Further, no commissions were paid to anyone in connection with the sale of the shares and general solicitation was made to anyone.

Cash Dividends

     As of the date of this report, we have not paid any cash dividends to stockholders. The declaration of any future cash dividend will be at the discretion of our board of directors and will depend upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Section Rule 15(g) of the Securities Exchange Act of 1934

     Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended, and Rules 15g-1 through 15g-6, and 15g-9 promulgated thereunder. They impose additional sales practice requirements on broker/dealers who sell our securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses).

     Rule 15g-1 exempts a number of specific transactions from the scope of the penny stock rules.

     Rule 15g-2 declares unlawful broker/dealer transactions in penny stocks unless the broker/dealer has first provided to the customer a standardized disclosure document.

     Rule 15g-3 provides that it is unlawful for a broker/dealer to engage in a penny stock transaction unless the broker/dealer first discloses and subsequently confirms to the customer current quotation prices or similar market information concerning the penny stock in question.

     Rule 15g-4 prohibits broker/dealers from completing penny stock transactions for a customer unless the broker/dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

     Rule 15g-5 requires that a broker/dealer executing a penny stock transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales persons compensation.

     Rule 15g-6 requires broker/dealers selling penny stocks to provide their customers with monthly account statements.

     Rule 15g-9 requires broker/dealers to approve the transaction for the customer’s account; obtain a written agreement from the customer setting forth the identity and quantity of the stock being purchased; obtain from the customer information regarding his investment experience; make a determination that the investment is suitable for the investor; deliver to the customer a written statement for the basis for the suitability determination; notify the customer of his rights and remedies in cases of fraud in penny stock transactions; and, the FINRA's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

     The application of the penny stock rules may affect your ability to resell your shares.

Securities authorized for issuance under equity compensation plans

     We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

ITEM 6.     SELECTED FINANCIAL DATA.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

     We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. Our only other source for cash at this time is investment by others in our completed private placement. The cash we raised will allow us to stay in business for at least one year. Our success or failure will be determined by what we find under the ground.

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

     We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until have located a reserve and we have determined it is economical to extract the minerals from the land.

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

Results of Operations

From Inception on August 31, 2006 to November 30, 2007

     We entered into an option agreement to purchase the New Dawn property comprised of four twenty acre mining claims.

     We are negotiating with Altair Minerals Inc. to reduce the option payments. No agreement has been reached. Technically the agreement with Altair Minerals Inc. is in default, however, we are attempting to renegotiate the terms.

     We raised $271,890 in a private placement pursuant to Regulation S of the Securities Act of 1933.

     Since inception, we have used the proceeds from the private placement to fund our operations. No work has been done on the property as at November 30, 2007. Management has evaluated two potentially larger and presumably more financeable prospects in Mainland China. Based on our evaluations, neither has been acquired.

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

      6. Review results of Phase 1 work, and, if warranted, select and prioritize targets for drilling.

     Contingent on a review of the results of Phase 1 and approval by an independent qualified person, the project should continue to Phase 2.

PHASE 2

1.	Drill the targets identified by the Phase 1 work.

2.	Sample and assay all drill core or cuttings obtained from altered rocks.

3.	Review results of Phase 2 work, and, where warranted, select targets for further drilling.

Cost Estimates

Estimated Budget

PHASE 1
Additional claim staking and recording	$5,000
Digitizing data and transfer to base maps	$5,000
Lithologic and structural mapping, sampling	$5,000
Geochemical soil and rock chip survey, and analyses	$10,000
Geophysical survey (CSAMT)	$20,000
Independent consultants, supervision, and reports	$5,000
Total Phase 1	$50,000

PHASE 2

Core or Reverse Circulation drilling (3,000 ft.)	$60,000
Sampling and assays	$10,000
Independent consultants, supervision, and reports	$20,000
Contingencies	$20,000
Total Phase 2	$110,000

     We estimate that Phase 1 will take approximately six months and Phase 2 will take approximately eight months.

     We intend to initiate Phase 1 in May 2008. Management intends to evaluate several larger mining prospects located in Red Lake, Ontario, Canada and known mining regions of Mainland China.

Limited Operating History; Need for Additional Capital

     There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

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

     As of November 30, 2007, our total assets were $181,480 and our total liabilities were $6,100.

Recent accounting pronouncements

     In February, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (hereinafter "SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company's financial condition or results of operation.

     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FLM MINERALS INC.
(An Exploration Stage Company)

Financial Statements
For the Year Ended November 30, 2007
(Stated in US Dollars)

--- INDEX ---

Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Operations
Statements of Cash Flow
Statement of Stockholders’ Equity
Notes to the Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders of
FLM Minerals Inc.
(an Exploration Stage Enterprise)
Vancouver, Canada

We have audited the balance sheets of FLM Minerals Inc. (an Exploration Stage Enterprise) as at November 30, 2007 and 2006 and the statements of operations and deficit, stockholders’ equity, and cash flows for the year ended November 30, 2007 and the periods from incorporation on August 31, 2006 to November 30, 2006 and November 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatements. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at November 30, 2007 and 2006 and the results of its operations and its cash flows for the year ended November 30, 2007 and the periods from incorporation on August 31, 2006 to November 30, 2006 and November 30, 2007 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to financial statements, the Company is in the exploration stage, and has no permanently established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“MacKay LLP”
February 12, 2008	Chartered Accountants

FLM MINERALS INC.
(An Exploration Stage Company)
Balance Sheets
At November 30, 2007 with comparative figures at November 30, 2006
(Expressed in US Dollars)

	November 30,
	2007	2006
Assets
Current Assets
Cash	$181,480	$209,670
Due from related party (Note 3)	-	6,480
Total assets	$181,480	$216,150
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$6,100	$5,000

Total Liabilities	6,100	5,000

Stockholders' Equity
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value
None issued
Common Stock (Note 5), 100,000,000 shares authorized, $0.00001 par value
6,906,300 (2006 - 6,906,300) shares issued and outstanding - par value	69	69
Additional paid in capital	271,881	271,881
Subscriptions receivable	-	(42,600)
Deficit accumulated during the exploration stage	(96,570)	(18,200)
Total Stockholders' Equity	175,380	211,150
Total liabilities and stockholders' equity	$181,480	$216,150

Going concern (Note 1)
Commitments (Note 4)

The Accompanying Notes are an Integral Part of These Financial Statements.

FLM MINERALS INC.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)

			Period From
		Period From	August 31, 2006
	Year Ended	August 31, 2006	(Date of Inception)
	November 30,	to November 30,	to November 30,
	2007	2006	2007

Expenses
General and administrative	$28,303	$1,012	$29,315
Mineral property costs (Note 4)	13,039	12,188	25,227
Professional fees	37,028	5,000	42,028

Total expenses	78,370	18,200	96,570
Net loss and comprehensive loss	$(78,370)	$(18,200)	$(96,570)

Net loss per share
Basic and diluted	$(0.01)	$(0.00)

Weighted average number of shares
outstanding - basic and diluted	6,906,300	6,000,000

The Accompanying Notes are an Integral Part of These Financial Statements.

FLM MINERALS INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)

			Period From
		Period From	August 31, 2006
	Year Ended	August 31, 2006	(Date of Inception)
	November 30,	to November 30,	to November 30,
	2007	2006	2007

Cash flows used in operating activities
Net loss for the period	$(78,370)	$(18,200)	$(96,570)
Changes in operating assets and liabilities
Increase (decrease) in accounts payable
and accrued liabilities	1,100	5,000	6,100

Net cash used in operating activities	(77,270)	(13,200)	(90,470)

Cash flows from financing activities
Capital stock issued	-	229,350	271,950
Subscriptions collected	42,600	-	-
Net cash from financial activities	42,600	229,350	271,950
Cash flows used in investing activity

Due from related party	6,480	(6,480)	-
Net cash provided by (used in) investing
activity	6,480	(6,480)	-

Cash increase (decrease) during the period	(28,190)	209,670	181,480

Cash beginning of the period	209,670	-	-

Cash end of the period	$181,480	$209,670	$181,480

Supplemental disclosure:

Interest paid	$--	$--	$--
Income taxes paid	$--	$--	$--

The Accompanying Notes are an Integral Part of These Financial Statements.

FLM MINERALS INC.
(An Exploration Stage Company)
Statement of Stockholders' Equity
At November 30, 2007
(Expressed in US Dollars)

					Deficit
					Accumulated
	(Note 5)		Additional		During the	Total
	Common Stock		Paid-in	Subscriptions	Exploration	Stockholders'
	Number	Par value	Capital	Receivable	Stage	Equity

Balance, August 31, 2006
(date of inception)		$--	$--	$--	$--	--
Capital stock issued for cash
at $0.00001 per share	6,000,000	60	--	--	--	60
at $0.30 per share	906,300	9	271,881	(42,600)	--	229,290
Net loss, for the period from
date of inception
on August 31, 2006 to	--	--	--	--	(18,200)	(18,200)
November 30, 2006
Balance, November 30, 2006	6,906,300	69	271,881	(42,600)	(18,200)	211,150
Share subscriptions received	--	--	--	42,600	--	42,600
Net loss for year
ended November 30, 2007	--	--	--	--	(78,370)	(78,370)

Balance, November 30, 2007	6,906,300	$69	$271,881	$--	$(96,570)	$175,380

The Accompanying Notes are an Integral Part of These Financial Statements.

FLM Minerals Inc.
(An Exploration Stage Company)
Notes to Financial Statements
For the Year Ended November 30, 2007
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

The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at November 30, 2007, the Company has never generated any revenues and has an accumulated loss of $96,570 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission to register 906,300 shares of common stock for resale. This was accepted. The effective date was March 9, 2007.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is November 30.

	b)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

	c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period would be used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. There were no options or warrants outstanding at November 30, 2007 or 2006.

	d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

FLM Minerals Inc.
(An Exploration Stage Company)
Notes to Financial Statements
For the Year Ended November 30, 2007
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	f)	Mineral Property Costs

The Company has been in the exploration stage since its inception on August 31, 2006 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

	g)	Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

	h)	Financial Instruments

The fair values of financial instruments, which include cash and accounts payable and accrued liabilities, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s mineral property is in Nevada and its administrative operation is in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

	i)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

	j)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Non-monetary assets are translated at historical exchange rates, and revenue and expense items at the average rate of exchange prevailing during the period. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

FLM Minerals Inc.
(An Exploration Stage Company)
Notes to Financial Statements
For the Year Ended November 30, 2007
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	k)	Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” and No. 156 “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140”, but they will not have a material effect in the Company’s results of operations or financial position.

In June 2006, the Financial Accounting Standards Board ("FASB") issued Accounting for Uncertain Tax Positions - an Interpretation of FASB Statement No. 109, FIN 48, which prescribes a recognition and measurement model for uncertain tax positions taken or expected to be taken in the Company's tax returns. FIN 48 provides guidance on recognition, classification, presentation, and disclosure of unrecognized tax benefits. The Company is required to adopt FIN 48 on December 1, 2007. Management does not expect the adoption of this statement to have any impact on the Company's financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands fair value disclosures. The standard does not require any new fair value measurements. This standard is effective for fiscal years beginning after November 15, 2007. The adoption of this new announcement is not expected to have a material effect on the Company's financial position or results of operations.

In February, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (hereinafter "SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company's financial condition or results of operation.

3.	Related Party Transactions

	a)	Advances to Global Moly Corporation, a corporation under common management, did not bear interest, were unsecured, and were repaid on January 8, 2007.

	b)	On September 1, 2006, the Company issued 6,000,000 shares of common stock at $0.00001 per share to its three directors 2,000,000 shares each.

4.	Mineral Properties

On October 18, 2006, the Company signed an option to purchase a royalty agreement with Altair Minerals Inc. (“Altair”). FLM will be granted an option to acquire an undivided 100% of the right, title and interest of four unpatented mining claims located in Elko County, Nevada. Terms and conditions are as follows:

FLM Minerals Inc.
(An Exploration Stage Company)
Notes to Financial Statements
For the Year Ended November 30, 2007
(Expressed in U.S. dollars)

4.	Mineral Properties (continued)

	a)	$50,000 cash payment by FLM:

		(i)	$5,000 on execution of this agreement (paid);

		(ii)	$10,000 on or before October 18, 2007 (see note 8);

		(iii)	$15,000 on or before October 18, 2008; and

		(iv)	$20,000 on or before October 18, 2009;

	b)	500,000 common shares of FLM to be allotted and issued and certificates therefore delivered to Altair as follows:

		(i)	250,000 common shares on October 18, 2007 (see note 8, no liability set up);

		(ii)	250,000 common shares on October 18, 2008

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

The cost of the mineral property was not capitalized. Cumulative to November 30, 2007, the Company has recognized property expenses of $25,227 ($5,000 for option payment; $20,227 for property evaluation), as it has not yet been determined whether there are proven or probable reserves on the property.

5.	Common Stock

On September 1, 2006, the Company issued 6,000,000 shares of common stock at $0.00001 per share for proceeds of $60.

On November 30, 2006, the Company issued 906,300 shares of common stock at $0.30 per share for proceeds of $271,890, of which $42,600 was collected in the current year.

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

FLM Minerals Inc.
(An Exploration Stage Company)
Notes to Financial Statements
For the Year Ended November 30, 2007
(Expressed in U.S. dollars)

6.	Financial Instruments (continued)

At November 30, 2007 the Company had the following financial assets and liabilities in Canadian dollars:

	USD equivalent	CDN Dollars

Cash on deposit	$6,084	$6,084
Accounts payable and accrued liabilities	$6,000	$6,000

At November 30, 2007 US dollar amounts were converted at a rate of $1.00 Canadian dollars to $1.00 US dollar.

7.	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has a net operating loss of $96,570, which starts to expire in 2026. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at November 30, 2007 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	November 30,	November 30,
	2007	2006
	$	$

Net Loss	78,370	18,200

Statutory Tax Rate	35%	35%

Deferred Tax Asset	27,430	6,370

Valuation Allowance	(27,430)	(6,370)

Net Deferred Tax Asset	–	–

8.	Subsequent Events

Subsequent to November 30, 2007, the Company is negotiating with Altair Minerals Inc. to reduce the option payments. No agreement has been reached. Technically the agreement with Altair Minerals Inc. is in default, however, the Company is attempting to renegotiate the terms.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to November 30, 2007, included in this report have been audited by MacKay LLP, Chartered Accountants, 1100 - 1177 West Hastings Street, Vancouver, British Columbia, Canada V6E, as set forth in this annual report.

PART III

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

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

Management’s Report on Internal Controls over Financial Reporting

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 9B.  OTHER INFORMATION

     None.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

Officers and Directors

     Our directors serve until their successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serves until their successor is duly elected and qualified, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.

     The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Chester Shynkaryk	62	chairman of the board of directors
4690 - 55B Street
Delta, British Columbia
Canada V4K 3B7

George Heard	56	president, principal executive officer, and a member
#308 - 837 West Hastings Street		of the board of directors
Vancouver, British Columbia
Canada V6C 3N6

Jianxing Qian	50	secretary, treasurer, principal financial officer,
850 - 789 West Pender Street		principal accounting officer, and a member of the
Vancouver, British Columbia		board of directors
Canada V6C 1H2

     The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors

     Since August 31, 2006, Chester Shynkaryk been the chairman of our board of directors. Since March 1996, Mr. Shynkaryk has been president and a member of the board of directors of Vision Coatings Group Limited (TSXV:VSC), formerly Nu-Vision Resource Corp. (TSXV: NVC), formerly Visionary Mining Corp. (TSXV:VIN). Vision Coatings Group no longer is traded on the TSXV, since July 2005 when it failed to file financials statements required by the TSXV. Vision Coatings Group is located in Vancouver, British Columbia and was engaged in the business of manufacturing industrial coatings. Since June 2002, Mr. Shynkaryk has been a director of Global Minerals Ltd. (TSXV:CTG) located in Vancouver, British Columbia. Global Minerals Ltd. is engaged in the business of mineral exploration. Since November 1985, Mr. Shynkaryk has been a director of Golden Queen Mining Ltd. (TSX:GQM) located in Vancouver, British Columbia. Golden Queen Mining Ltd. is engaged in the business of mineral exploration. From November 1985 to December 1995 Mr. Shynkaryk was president of Golden Queen Mining Ltd.

     Since August 31, 2006, George Heard has been our president, principal executive officer, and a member of our board of directors. Since January 1995, Mr. Heard has been president, chief executive officer and a director of Global Minerals Inc. (TSXV:CTG) engaged in mineral exploration located in Vancouver, British Columbia. Global Minerals Inc. is engaged in the business acquisition, exploration and development of mineral properties. Since November 2001, Mr. Heard has been a director of Forum Uranium Corp. (TSXV:FDC) located in Vancouver, British Columbia. Forum Uranium Corp. is engaged in the business of acquisition, exploration and development of uranium projects. Since April 2005, Mr. Heard has been president, chief executive officer, and a director of Global Uranium Corporation (TSXV:GU) an uranium exploration and development company located in Vancouver, British Columbia. Mr. Heard holds an MBA from the University of Hawaii (1988) and a Bachelor of Science degree in Mining Engineering from the Montana School of Mines (1975). Mr. Heard has been a Registered Professional Engineer since 1990.

     Since August 31, 2006, Jianxing Qian has been our secretary, treasurer, principal financial officer, principal accounting officer, and a member of our board of directors. Since November 2006, Mr. Qian has been a board of director of Ashburton Ventures Inc. (TSXV:ABR.P) located in Vancouver, British Columbia. Ashburton Ventures Inc. is engaged in the business of acquisition, exploration and development of mineral properties. Since January 2005, Mr. Qian has been president of Yongfu International Consultings Ltd., located in Vancouver, British Columbia. Yongfu International Consultants Ltd. is engaged in the business of financial consulting. From November 1990 to July 2005, Mr. Qian was an accountant with Moen & Company LLP located in Vancouver, British Columbia.

Involvement in Certain Legal Proceedings

     Other than as described in this section, to our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

     We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

     None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

     We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is attached hereto.

Disclosure Committee and Charter

     We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of the code of ethics is attached hereto.

Section 16(a) of the Securities Exchange Act of 1934

     As of the date of this report, we are not subject to section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.     EXECUTIVE COMPENSATION.

     The following table sets forth the compensation paid by us for the last three fiscal years ending November for each of our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

Executive Officer Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
George Heard	2007	0	0	0	0	0	0	0	0
President	2006	0	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0	0

Jianxing Qian	2007	0	0	0	0	0	0	0	0
Secretary and	2006	0	0	0	0	0	0	0	0
Treasurer	2005	0	0	0	0	0	0	0	0

     We do not anticipate paying any salaries in 2008. We do not anticipate paying salaries until we have a defined ore body and begin extracting minerals from the ground.

Compensation of Directors

     The members of our board of directors are not compensated for their services as directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

Director’s Compensation Table
	Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Chester Shynkaryk	2007	0	0	0	0	0	0

George Heard	2007	0	0	0	0	0	0

Jianxing Qian	2007	0	0	0	0	0	0

Option/SAR Grants

     There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Long-Term Incentive Plan Awards

     We do not have any long-term incentive plans.

Indemnification

     Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

     Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

	Direct Amount of		Percent
Name of Beneficial Owner	Beneficial Owner	Position	of Class
Chester Shynkaryk	2,000,000	Chairman of the Board of Directors	28.96%

George Heard	2,000,000	President, Principal Executive Officer,	28.96%
		and a member of the Board of Directors

Jianxing Qian	2,000,000	Secretary, Treasurer, Principal Financial	28.96%
		Officer, Principal Accounting Officer
		and a member of the Board of Directors

All officers and directors as	6,000,000		86.88%
a group (3 persons)

Changes in Control

     There are no arrangements which may result in a change of control of FLM Minerals Inc. There are no known persons that may assume control of us after the offering.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

     In August 2006, we issued a total of 6,000,000 shares of restricted common stock to our officers and directors in consideration of $60.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

(1) Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2007	$9,171	MacKay LLP, Chartered Accountants
2006	$-0-	MacKay LLP, Chartered Accountants

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2007	$2,000	MacKay LLP, Chartered Accountants
2006	$-0-	MacKay LLP, Chartered Accountants

(3) Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007	$-0-	MacKay LLP, Chartered Accountants
2006	$-0-	MacKay LLP, Chartered Accountants

(4) All Other Fees

     The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007	$-0-	MacKay LLP, Chartered Accountants
2006	$-0-	MacKay LLP, Chartered Accountants

     (5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

     (6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

PART IV. OTHER INFORMATION

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

     The following documents are included herein:

		Incorporated by reference
Exhibit					Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	7/12/07	3.1
3.2	Bylaws.	SB-2	7/12/07	3.2
4.1	Specimen Stock Certificate.	SB-2	7/12/07	4.1
10.1	Option Agreement	SB-2	7/12/07	10.1
14.1	Code of Ethics.				X
31.1	Certification of Principal Executive Officer pursuant				X
	to 15d-15(e), promulgated under the Securities and
	Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to				X
	15d-15(e), promulgated under the Securities and
	Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-
	Oxley Act of 2002 (Chief Executive Office).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as	X
adopted pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002 (Chief Financial Officer).
99.2	Audit Committee Charter.	X
99.3	Disclosure Committee Charter.	X

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 27th day of February, 2008.

FLM MINERALS INC.
(Registrant)

BY:   GEORGE HEARD
         George Heard
         President, Principal Executive Officer, and a
         member of the Board of Directors

BY:   JIANXING QIAN
         Jianxing Qian
         Principal Accounting Officer, Principal
         Financial Officer, Secretary/Treasurer, and a
         member of the Board of Directors

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

GEORGE HEARD	President, Principal Executive Officer, and a	February 27, 2008
George Heard	member of the Board of Directors

JIANXING QIAN	Principal Accounting Officer, Principal Financial	February 27, 2008
Jianxing Qian	Officer, Secretary/Treasurer and a member of the
Board of Directors

CHESTER SHYNKARYK	Chairman of the Board of Directors	February 27, 2008
Chester Shynkaryk

EXHIBIT INDEX

Incorporated by reference
Exhibit					Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	2/28/07	3.1
3.2	Bylaws.	SB-2	2/28/07	3.2
4.1	Specimen Stock Certificate.	SB-2	2/28/07	4.1
10.1	Option Agreement	SB-2	2/28/07	10.1
14.1	Code of Ethics.				X
31.1	Certification of Principal Executive Officer pursuant to				X
15d-15(e), promulgated under the Securities and
Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to				X
15d-15(e), promulgated under the Securities and
Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002 (Chief Executive Office).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as				X
adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002 (Chief Financial Officer).
99.2	Audit Committee Charter.				X
99.3	Disclosure Committee Charter.				X