Form 10-Q
period 2008-02-29
FLM Minerals Inc.
filed 2008-04-11
CIK 1391174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2008.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-53160

FLM MINERALS INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

#308 - 837 West Hastings Street
Vancouver, British Columbia
Canada V6C 3N6
(Address of principal executive offices, including zip code.)

(604) 632-0085
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X]     NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X]     NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,906,300 as of April 7, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

FLM MINERALS INC.
(An Exploration Stage Company)
Interim Balance Sheets
At February 29, 2008 with audited figures at November 30, 2007
(Unaudited - Prepared by Management)
(Expressed in US Dollars)

	February 29,	November 30,
	2008	2007
Assets	(Unaudited)	(Audited)

Current Assets
Cash	$180,197	$181,480

Total assets	$180,197	$181,480

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued liabilities	$9,550	$6,100

Total Liabilities	9,550	6,100

Stockholders' Equity
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value
None issued

Common Stock, 100,000,000 shares authorized, $0.00001 par value
6,906,300 (November 30, 2007 - 6,906,300) shares issued and	69	69
outstanding - par value
Additional paid in capital	271,881	271,881
Deficit accumulated during the exploration stage	(101,303)	(96,570)

Total Stockholders' Equity	170,647	175,380

Total liabilities and stockholders' equity	$180,197	$181,480

Going concern (Note 1)
Commitments (Note 4)

The Accompanying Note are an Integral Part of These Financial Statements

FLM MINERALS INC.
(An Exploration Stage Company)
Interim Statements of Operations
For the Three Months Ended February 29, 2008
(Unaudited - Prepared by Management)
(Expressed in US Dollars)

					Period
	Three Month				From
	Period				August 31, 2006
	Ended				(Date of Inception)
	February 29,		February 28,		to February 29,
	2008		2007		2008
	(Unaudited)		(Unaudited)		(Unaudited)
Expenses
General and administrative	$901		$859		$30,216
Mineral property costs (Note 4)	-		13,039		25,227
Professional fees	3,832		23,415		45,860

Total expenses	4,733		37,313		101,303

Net loss for the period	$(4,733	) $	(37,313	) $	(101,303)

Net loss per share
Basic and diluted	$(0.00	) $	(0.01)

Weighted average number of shares outstanding - basic and diluted	6,906,300		6,906,300

The Accompanying Note are an Integral Part of These Financial Statements

FLM MINERALS INC.
(An Exploration Stage Company)
Interim Statements of Cash Flows
For the Three Months Ended February 29, 2008
(Unaudited - Prepared by Management)
(Expressed in US Dollars)

			Period
	Three Month		From
	Period		August 31, 2006
	Ended		(Date of Inception)
	February 29,	February 28,	to February 29,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows used in operating activities
Net loss for the period	$(4,733)	$(37,313)	$(101,303)
Changes in operating assets and liabilities
Increase in accounts payable and accrued liabilities	3,450	26,454	9,550

Net cash used in operating activities	(1,283)	(10,859)	(91,753)

Cash flows from financing activities
Capital stock issued	-	-	271,950
Subscriptions collected	-	42,600	-
Net cash from financial activities	-	42,600	271,950
Cash flows used in investing activities
Due from related party	-	6,480	-
Net cash used in investing activities	-	6,480	-

Cash increase during the period	(1,283)	38,221	180,197

Cash beginning of the period	181,480	209,670	-

Cash end of the period	$180,197	$247,891	$180,197

The Accompanying Notes are an Integral Part of These Financial Statements

FLM MINERALS INC.
(An Exploration Stage Company)
Interim Statement of Stockholders' Equity
At February 29, 2008
(Unaudited - Prepared by Management)
(Expressed in US Dollars)

					Deficit
					Accumulated
			Additional		During the		Total
	Common Stock		Paid-in	Subscriptions	Exploration		Stockholders'
	Number	Par value	Capital	Receivable	Stage		Equity

Balance, August 31, 2006
(date of inception)	--	$--	$--	$--	$--		$--

Capital stock issued for cash
at $0.00001 per share	6,000,000	60	--	--	--		60
at $0.30 per share	906,300	9	271,881	(42,600)	--		229,290

Net loss, for the period from date of inception
on August 31, 2006 to November 30, 2006	--	--	-	--	(18,200)		(18,200)

Balance, November 30, 2006	6,906,300	69	271,881	(42,600)	(18,200)		211,150

Share subscriptions received	--	--	--	42,600	--		42,600

Net loss for year
ended November 30, 2007	--	--	--	--	(78,370)		(78,370)

Balance, November 30, 2007	6,906,300	69	271,881	--	(96,570)		175,380

Net loss for three months
ended February 29, 2008					(4,733)		(4,733)

Balance, February 29, 2008	6,906,300	$69	$271,881	$--	$(101,303	) $	170,647

The Accompanying Notes are an Integral Part of These Financial Statements

FLM Minerals Inc.
(An Exploration Stage Company)
Notes to Interim Financial Statements
For The Three Month Period Ended February 29, 2008
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

The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at February 29, 2008, the Company has never generated any revenues and has an accumulated loss of $101,303 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission to register 906,300 shares of common stock for resale.This was accepted. The effective date was March 9, 2007.

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

3.	Newly Adopted Accounting Standards

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 effective December 1, 2007.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements” ("SFAS No. 157"). SFAS 157 establishes framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007 and periods within those fiscal years. The Company adopted SFAS No. 157 effective December 1, 2007.

In June 2006, the Financial Accounting Standards Board ("FASB") issued Accounting for Uncertain Tax Positions - an Interpretation of FASB Statement No. 109, FIN 48, which prescribes a recognition and measurement model for uncertain tax positions taken or expected to be taken in the Company's tax returns. FIN 48 provides guidance on recognition, classification, presentation, and disclosure of unrecognized tax benefits. FIN 48 was effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective December 1, 2007.

The adoption of these new pronouncements does not have a material effect on the Company’s financial position or results of operations.

FLM Minerals Inc.
(An Exploration Stage Company)
Notes to Interim Financial Statements
For The Three Month Period Ended February 29, 2008
(Unaudited)
(Expressed in U.S. dollars)

4.	Mineral Properties

On October 18, 2006, the Company signed an option to purchase a royalty agreement with Altair Minerals Inc. (“Altair”). FLM will be granted an option to acquire an undivided 100% of the right, title and interest of four unpatented mining claims located in Elko County, Nevada. Terms and conditions are as follows:

	a)	$50,000 cash payment by FLM:
		(i)	$5,000 on execution of this agreement (paid);
		(ii)	$10,000 on or before October 18, 2007 (see note 6);
		(iii)	$15,000 on or before October 18, 2008; and
		(iv)	$20,000 on or before October 18, 2009;

	b)	500,000 common shares of FLM to be allotted and issued and certificates therefore delivered to Altair as follows:
		(i)	250,000 common shares on October 18, 2007 (see note 6, no liability set up);
		(ii)	250,000 common shares on October 18, 2008

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

The cost of the mineral property was not capitalized. Cumulative to February 29, 2008, the Company has recognized property expenses of $25,227 ($5,000 for option payment; $20,227 for property evaluation), as it has not yet been determined whether there are proven or probable reserves on the property.

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

At February 29, 2008 the Company had the following financial assets and liabilities in Canadian dollars:
	USD equivalent	CDN Dollars

Cash on deposit	$5,405	$5,405
Accounts payable and accrued liabilities	$9,450	$9,450

At February 29, 2008 US dollar amounts were converted at a rate of $1.00 Canadian dollars to $1.00 US dollar.

6.         Subsequent Events

Subsequent to February 29, 2008, the Company is negotiating with Altair Minerals Inc. to reduce the option payments. No agreement has been reached. Technically the agreement with Altair Minerals Inc. is in default, however, the Company is attempting to renegotiate the terms.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Results of Operations

From Inception on August 31, 2006 to February 29, 2008

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

     Since inception, we have used the proceeds from the private placement to fund our operations. No work has been done on the property as at February 29, 2008. Management has evaluated two potentially larger and presumably more financeable prospects in Mainland China. Based on our evaluations, neither has been acquired.

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

     As of February 29, 2008, our total assets were $180,197 and our total liabilities were $9,550.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.      CONTROLS AND PROCEDURES.

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

     Internal Controls Over Financial Reporting - We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

		Incorporated by reference
Exhibit					Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	2/28/07	3.1
3.2	Bylaws.	SB-2	2/28/07	3.2
4.1	Specimen Stock Certificate.	SB-2	2/28/07	4.1
10.1	Option Agreement	SB-2	2/28/07	10.1
14.1	Code of Ethics.	10-K	2/28/08	14.1
31.1	Certification of Principal Executive Officer pursuant to				X
	15d-15(e), promulgated under the Securities and
	Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to				X
	15d-15(e), promulgated under the Securities and
	Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002 (Chief Executive Office).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002 (Chief Financial Officer).
99.2	Audit Committee Charter.	10-K	2/28/08	99.2
99.3	Disclosure Committee Charter.	10-K	2/28/08	99.3

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 10th day of April, 2008.

FLM MINERALS INC.
(Registrant)

BY:   GEORGE HEARD
         George Heard
         President, Principal Executive Officer, and a
         member of the Board of Directors

BY:   JIANXING QIAN
         Jianxing Qian
         Principal Accounting Officer, Principal
         Financial Officer, Secretary/Treasurer, and a
         member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit					Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	2/28/07	3.1
3.2	Bylaws.	SB-2	2/28/07	3.2
4.1	Specimen Stock Certificate.	SB-2	2/28/07	4.1
10.1	Option Agreement	SB-2	2/28/07	10.1
14.1	Code of Ethics.	10-K	2/28/08	14.1
31.1	Certification of Principal Executive Officer pursuant to				X
	15d-15(e), promulgated under the Securities and
	Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to				X
	15d-15(e), promulgated under the Securities and
	Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002 (Chief Executive Office).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002 (Chief Financial Officer).
99.2	Audit Committee Charter.	10-K	2/28/08	99.2
99.3	Disclosure Committee Charter.	10-K	2/28/08	99.3