Form 10-Q
period 2008-05-31
FLM Minerals Inc.
filed 2008-07-15
CIK 1391174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2008.
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,906,300 as of July 14, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

FLM MINERALS INC.
(An Exploration Stage Company)
Interim Balance Sheets
At May 31, 2008 with audited figures at November 30, 2007
(Unaudited-Prepared by Management)
(Expressed in US Dollars)

	May 31,	November 30,
	2008	2007
Assets	(Unaudited)	(Audited)
Current Assets
Cash	$162,030	$181,480

Total Assets	$162,030	$181,480

Liabilities and Stockholders' Equity

Current Liabilities

Accounts payable and accrued liabilities	$2,600	$6,100

Total Liabilities	2,600	6,100

Stockholders' Equity

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value

None issued

Common Stock, 100,000,000 shares authorized, $0.00001 par value
6,906,300 (November 30, 2007-6,906,300) shares issued and outstanding - par value	69	69
Additional paid in capital	271,881	271,881
Deficit accumulated during the exploration stage	(112,520)	(96,570)

Total Stockholders' Equity	159,430	175,380

Total Liabilities and Stockholders' Equity	$162,030	$181,480

Going concern (Note 1)
Commitments (Note 4)

The Accompanying Notes are an Integral Part of These Financial Statements

FLM MINERALS INC.
(An Exploration Stage Company)
Interim Statements of Operations
For the Six Months Ended May 31, 2008
(Unaudited-Prepared by Management)
(Expressed in US Dollars)

					Period
	Three Month		Six Month		From
	Period		Period		August 31, 2006
	Ended		Ended		(Date of Inception)
	May 31,	May 31,	May 31,	May 31,	to May 31,
	2008	2007	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Expenses
General and administrative	$467	$20,302	$1,368	$21,161	$30,683
Mineral property costs (Note 4)	-	-	-	13,039	25,227
Professional fees	10,750	4,619	14,582	28,034	56,610

Total expenses	11,217	24,921	15,950	62,234	112,520

Net loss for the period	$(11,217)	$(24,921)	$(15,950)	$(62,234)	$(112,520)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares
outstanding-basic and diluted	6,906,300	6,906,300	6,906,300	6,906,300

The Accompanying Notes are an Integral Part of These Financial Statements

FLM MINERALS INC.
(An Exploration Stage Company)
Interim Statements of Cash Flows
For the Six Months Ended May 31, 2008
(Unaudited-Prepared by Management)
(Expressed in US Dollars)

							Period
		Three Month			Six Month		From
		Period			Period		August 31, 2006
		Ended			Ended		(Date of Inception)
		May 31,		May 31,	May 31,	May 31,	to May 31,
		2008		2007	2008	2007	2008
		(Unaudited) (Unaudited) (Unaudited)				(Unaudited)	(Unaudited)
Cash flows used in operating activities
Net loss for the period		$(11,217)		$(24,921)	$(15,950)	$(62,234)	$(112,520)
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and
accrued liabilities		(6,950)		(17,519)	(3,500)	8,935	2,600
Net cash used in operating activities		(18,167)		(42,440)	(19,450)	(53,299)	(109,920)

Cash flows from financing activities
Capital stock issued		-		-	-	-	271,950
Subscriptions collected		-		-	-	42,600	-
Net cash from financing activities		-		-	-	42,600	271,950

Cash flows used in investing activities
Due from related party		-		-	-	6,480	-
Net cash from investing activities		-		-	-	6,480	-

Cash increase (decrease) during the period		(18,167)		(42,440)	(19,450)	(4,219)	162,030

Cash beginning of the period		180,197		247,891	181,480	209,670	-

Cash end of the period		$162,030		$205,451	$162,030	$205,451	$162,030

Supplemental of cash flow information:
Interest paid	$		$		$-	$-	$-
Income taxes paid	$		$		$-	$-	$-

The Accompanying Notes are an Integral Part of These Financial Statements

FLM MINERALS INC.
(An Exploration Stage Company)
Interim Statement of Stockholders' Equity
At May 31, 2008
(Unaudited-Prepared by Management)
(Expressed in US Dollars)

					Deficit
					Accumulated
			Additional		During the	Total
	Common Stock		Paid-in	Subscriptions	Exploration	Stockholders'
	Number	Par value	Capital	Receivable	Stage	Equity

Balance, August 31, 2006
(date of inception)	--	$--	$--	$--	$--	$--

Capital stock issued for cash
at $0.00001 per share	6,000,000	60	--	--	--	60
at $0.30 per share	906,300	9	271,881	(42,600)	--	229,290

Net loss, for the period from date of inception
on August 31, 2006 to November 30, 2006	--	-	-	-	(18,200)	(18,200)

Balance, November 30, 2006	6,906,300	69	271,881	(42,600)	(18,200)	211,150

Share subscriptions received	--	--	--	42,600	--	42,600

Net loss for year
ended November 30, 2007	--	--	--	--	(78,370)	(78,370)

Balance, November 30, 2007	6,906,300	69	271,881	--	(96,570)	175,380

Net loss for six months
ended May 31, 2008	--	--	-	--	(15,950)	(15,950)

Balance, May 31, 2008	6,906,300	$69	$271,881	$--	$(112,520)	$159,430

The Accompanying Notes are an Integral Part of These Financial Statements

FLM Minerals Inc.
(An Exploration Stage Company)
Notes to Interim Financial Statements
For The Six Month Period Ended May 31, 2008
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

The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at May 31, 2008, the Company has never generated any revenues and has an accumulated loss of $110,020 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission to register 906,300 shares of common stock for resale.This was accepted. The effective date was March 9, 2007.

2.	Basis of Presentation

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company applies the same accounting policies and methods in its interim financial statements as those in the audited annual financial statements

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

In June 2006, the Financial Accounting Standards Board ("FASB") issued Accounting for Uncertain Tax Positions-an Interpretation of FASB Statement No. 109, FIN 48, which prescribes a recognition and measurement model for uncertain tax positions taken or expected to be taken in the Company's tax returns. FIN 48 provides guidance on recognition, classification, presentation, and disclosure of unrecognized tax benefits. FIN 48 was effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective December 1, 2007.

The adoption of these new pronouncements did not have a material effect on the Company’s financial position or results of operations.

FLM Minerals Inc.
(An Exploration Stage Company)
Notes to Interim Financial Statements
For The Six Month Period Ended May 31, 2008
(Unaudited)
(Expressed in U.S. dollars)

4.	Mineral Properties

On October 18, 2006, the Company signed an option to purchase a royalty agreement with Altair Minerals Inc. (“Altair”). FLM will be granted an option to acquire an undivided 100% right, title and interest in four unpatented mining claims located in Elko County, Nevada. Terms and conditions are as follows:

	a)	$50,000 cash payment by FLM:
		(i)	$5,000 on execution of this agreement (paid);
		(ii)	$10,000 on or before October 18, 2007 (see note 6);
		(iii)	$15,000 on or before October 18, 2008; and
		(iv)	$20,000 on or before October 18, 2009.
	b)	500,000 common shares of FLM to be allotted and issued and certificates therefore delivered to Altair as follows:
		(i)	250,000 common shares on October 18, 2007 (see note 6, no liability set up);
		(ii)	250,000 common shares on October 18, 2008.

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

The cost of the mineral property was not capitalized. Cumulative to May 31, 2008, the Company has recognized property expenses of $25,227 ($5,000 for option payment; $20,227 for property evaluation), as it has not yet been determined whether there are proven or probable reserves on the property.

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

At May 31, 2008 the Company had the following financial assets and liabilities in Canadian dollars:

	USD equivalent	CDN Dollars

Cash on deposit	$1,079	$1,079
Accounts payable and accrued liabilities	$100	$100

          At May 31, 2008 US dollar amounts were converted at a rate of $1.00 Canadian dollars to $1.00 US dollar.

6.       Subsequent Events

Subsequent to May 31, 2008, the Company is negotiating with Altair Minerals Inc. to reduce the option payments. No agreement has been reached. Technically the agreement with Altair Minerals is in     default, however, the Company is attempting to renegotiate the terms.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

     We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until we have located a reserve and we have determined it is economical to extract the minerals from the land.

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

Results of Operations

From Inception on August 31, 2006 to May 31, 2008

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

     Since inception, we have used the proceeds from the private placement to fund our operations. No work has been done on the property as at May 31, 2008. Management has evaluated two potentially larger and presumably more financeable prospects in Mainland China. Based on our evaluations, neither has been acquired.

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

     As of May 31, 2008, our total assets were $162,030 and our total liabilities were $2,600.

Recent accounting pronouncements

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

     In June 2006, the Financial Accounting Standards Board ("FASB") issued Accounting for Uncertain Tax Positions-an Interpretation of FASB Statement No. 109, FIN 48, which prescribes a recognition and measurement model for uncertain tax positions taken or expected to be taken in the Company's tax returns. FIN 48 provides guidance on recognition, classification, presentation, and disclosure of unrecognized tax benefits. FIN 48 was effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective December 1, 2007.

     The adoption of these new pronouncements did not have a material effect on the Company’s financial position or results of operations.

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

ITEM 1A.    RISK FACTORS

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.	EXHIBITS.

Exhibit
Number	Document Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief
Executive Officer.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief
Financial Officer.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 15th day of July, 2008.

FLM MINERALS INC.
(Registrant)

BY:   GEORGE HEARD
         George Heard
         President, Principal Executive Officer, and a
         member of the Board of Directors

BY:   JIANXING QIAN
         Jianxing Qian
         Principal Accounting Officer, Principal
         Financial Officer, Secretary/Treasurer, and a
         member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit					Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2 SB-2 SB-2 SB-2 10-K	2/28/07	3.1
3.2	Bylaws.		2/28/07	3.2
4.1	Specimen Stock Certificate.		2/28/07	4.1
10.1	Option Agreement		2/28/07	10.1
14.1	Code of Ethics.		2/28/08	14.1
31.1	Certification of Principal Executive Officer pursuant to				X
	Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to				X
	Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-				X
	Oxley Act of 2002 for the Chief Executive Officer.
32.2	Certification pursuant to Section 906 of the Sarbanes-				X
	Oxley Act of 2002 for the Chief Financial Officer.
99.2	Audit Committee Charter.	10-K 10-K	2/28/08	99.2
99.3	Disclosure Committee Charter.		2/28/08	99.3