Form 10-Q
period 2008-08-31
FLM Minerals Inc.
filed 2008-10-16
CIK 1391174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2008.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-53160

FLM MINERALS INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

#14-8 NO. 58 HAIDIAN ROAD
HAIDIAN DISTRICT
BEIJING F4 100086
(Address of principal executive offices, including zip code.)

011 86 106261 6955
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒   NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,906,300 as of October 10, 2008.

PART I – FINANCIAL INFORMATION

FLM MINERALS INC.
(An Exploration Stage Company)

Index to Financial Statements
For the Period Ended August 31, 2008
(Stated in US Dollars)

ITEM 1.     FINANCIAL STATEMENTS

The financial statements of FLM Minerals Inc. (the “Company”), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company’s Form 10-K for the period ended November 31, 2007.

FLM MINERALS INC. (An Exploration Stage Company) Balance Sheets

	August 31,	November 30,
	2008	2007
Assets	(Unaudited)

Current Assets
Cash	$159,269	$181,480

Total Assets	$159,269	$181,480

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued liabilities	$2,424	$6,100

Total Liabilities	2,424	6,100

Stockholders' Equity
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value	--	--
None issued

Common Stock, 100,000,000 shares authorized, $0.00001 par value
6,906,300 (November 30, 2007 - 6,906,300) shares issued and outstanding	69	69
- par value
Additional paid in capital	271,881	271,881
Deficit accumulated during the exploration stage	(115,105)	(96,570)
Total Stockholders' Equity	156,845	175,380

Total Liabilities and Stockholders' Equity	$159,269	$181,480

Going concern (Note 1)
Commitments (Note 4)

The Accompanying Notes are an Integral Part of These Financial Statements

F-1

FLM MINERALS INC.
(An Exploration Stage Company)
Statements of Operations

					Period
	Three Month		Nine Month		From
	Period		Period		August 31, 2006
	Ended		Ended		(Date of Inception)
	August 31,	August 31,	August 31,	August 31,	to August 31,
	2008	2007	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Expenses
General and administrative	$785	$1,054	$2,153	$22,215	$31,468
Mineral property costs (Note 4)	-	-	-	13,039	25,227
Professional fees	1,800	2,910	16,382	30,944	58,410

Total expenses	2,585	3,964	18,535	66,198	115,105
Net loss for the period	$(2,585)	$(3,964)	$(18,535)	$(66,198)	$(115,105)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares
outstanding - basic and diluted	6,906,300	6,906,300	6,906,300	6,906,300

The Accompanying Notes are an Integral Part of These Financial Statements

FLM MINERALS INC.
(An Exploration Stage Company)
Statements of Cash Flows

			Period
	Nine Month		From
	Period		August 31, 2006
	Ended		(Date of Inception)
	August 31,	August 31,	to August 31,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows used in operating activities
Net loss for the period	$(18,535)	$(66,198)	$(115,105)
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued
liabilities	(3,676)	218	2,424

Net cash used in operating activities	(22,211)	(65,980)	(112,681)

Cash flows from financing activities
Capital stock issued	-	-	271,950
Subscriptions collected	-	42,600	-

Net cash from financing activities	-	42,600	271,950

Cash flows used in investing activities
Due from related party	-	6,480	-

Net cash from investing activities	-	6,480	-

Cash increase (decrease) during the period	(22,211)	(16,900)	159,269

Cash beginning of the period	181,480	209,670	-

Cash end of the period	$159,269	$192,770	$159,269

Supplemental of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The Accompanying Notes are an Integral Part of These Financial Statements

FLM MINERALS INC.
(An Exploration Stage Company)
Statements of Stockholders' Equity

					Deficit
					Accumulated
			Additional		During the	Total
	Common Stock		Paid-in	Subscriptions	Exploration	Stockholders'
	Number	Par value	Capital	Receivable	Stage	Equity

Balance, August 31, 2006
(date of inception)	--	$--	$--	$--	$--	$--

Capital stock issued for cash
at $0.00001 per share	6,000,000	60	--	-	--	60
at $0.30 per share	906,300	9	271,881	(42,600)	--	229,290

Net loss, for the period from date of inception
on August 31, 2006 to November 30, 2006	--	--	--	-	(18,200)	(18,200)

Balance, November 30, 2006	6,906,300	69	271,881	(42,600)	(18,200)	211,150

Share subscriptions received	--	--	--	42,600	--	42,600

Net loss for year
ended November 30, 2007	--	--	--	--	(78,370)	(78,370)
Balance, November 30, 2007	6,906,300	69	271,881	--	(96,570)	175,380

Net loss for nine months
ended August 31, 2008	--	--	--	--	(18,535)	(18,535)

Balance, August 31, 2008	6,906,300	$69	$271,881	$--	$(115,105)	$156,845

The Accompanying Notes are an Integral Part of These Financial Statements

FLM Minerals Inc.
(An Exploration Stage Company)
Notes to Financial Statements

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

The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at August 31, 2008, the Company has never generated any revenues and has an accumulated loss of $115,105 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission to register 906,300 shares of common stock for resale.This was accepted. The effective date was March 9, 2007.

2.	Basis of Presentation

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S- X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company applies the same accounting policies and methods in its interim financial statements as those in the audited annual financial statements. The results of operations for the three and nine month period ended August 31, 2008 are not necessarily indicative of the operating results for the entire year.

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

FLM Minerals Inc.
(An Exploration Stage Company)
Notes to Financial Statements

3.	Newly Adopted Accounting Standards (continued)

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

FLM Minerals Inc.
(An Exploration Stage Company)
Notes to Financial Statements

4.	Mineral Properties (continued)

The cost of the mineral property was not capitalized. Cumulative to August 31, 2008, the Company has recognized property expenses of $25,227 ($5,000 for option payment; $20,227 for property evaluation), as it has not yet been determined whether there are proven or probable reserves on the property.

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

At August 31, 2008 the Company had the following financial assets and liabilities in Canadian dollars:

	USD equivalent	CDN Dollars

Cash on deposit	$47	$50
Accounts payable and accrued liabilities	$--	$--

At August 31, 2008 US dollar amounts were converted at a rate of $1.00 Canadian dollars to $0.94US dollar.

7.	Subsequent Events

Subsequent to August 31, 2008, the Company is negotiating with Altair Minerals Inc. to reduce the option payments. No agreement has been reached. Technically the agreement with Altair Minerals Inc. is in default, however, the Company is attempting to renegotiate the terms.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operations

From Inception on August 31, 2006 to August 31, 2008

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

     Since inception, we have used the proceeds from the private placement to fund our operations. No work has been done on the property as at August 31, 2008. Management has evaluated two potentially larger and presumably more financeable prospects in Mainland China. Based on our evaluations, neither has been acquired.

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

PHASE 2

1.	Drill the targets identified by the Phase 1 work.

2.	Sample and assay all drill core or cuttings obtained from altered rocks.

3.	Review results of Phase 2 work, and, where warranted, select targets for further drilling.

Cost Estimates

Estimated Budget

PHASE 1
Additional claim staking and recording	$5,000
Digitizing data and transfer to base maps	5,000
Lithologic and structural mapping, sampling	5,000
Geochemical soil and rock chip survey, and analyses	10,000
Geophysical survey (CSAMT)	20,000
Independent consultants, supervision, and reports	5,000
Total Phase 1	$50,000

PHASE 2
Core or Reverse Circulation drilling (3,000 ft.)	$60,000
Sampling and assays	10,000
Independent consultants, supervision, and reports	20,000
Contingencies	20,000
Total Phase 2	$110,000

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

     As of August 31, 2008, our total assets were $159,269 and our total liabilities were $2,424.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

     We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II. OTHER INFORMATION

ITEM 1A.   RISK FACTORS

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.      EXHIBITS.

Exhibit Number	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief
Executive Officer and Chief Financial Officer.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 15th day of October, 2008.

FLM MINERALS INC.

BY:   XIN CHEN
         Xin Chen
         President, Principal Executive Officer, Principal Accounting
         Officer, Principal Financial Officer, Secretary, Treasurer and
         a member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit					Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	2/28/07	3.1
3.2	Bylaws.	SB-2	2/28/07	3.2
4.1	Specimen Stock Certificate.	SB-2	2/28/07	4.1
10.1	Option Agreement.	SB-2	2/28/07	10.1
14.1	Code of Ethics.	10-K	2/28/08	14.1
31.1	Certification of Principal Executive Officer and				X
	Principal Financial Officer pursuant to Section 302 of
	the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-				X
	Oxley Act of 2002 for the Chief Executive Officer
	and Chief Financial Officer.
99.2	Audit Committee Charter.	10-K	2/28/08	99.2
99.3	Disclosure Committee Charter.	10-K	2/28/08	99.3