Form 10-K
period 2008-11-30
FLM Minerals Inc.
filed 2009-03-02
CIK 1391174

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2008

Commission file number 000-53160

FLM MINERALS INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

#14 - 8 No. 58 Haidian Road
Haidian District
Beijing, China 100086
(Address of principal executive offices, including zip code.)

011 86 106261 6955
(Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [   ] Yes   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: [X] Yes   No [   ]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. [X] Yes   [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy ir information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	[ ]	Accelerated filer [ ]
Non-accelerated filer	[ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [X] Yes   [   ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of November 30, 2008: $0.00.

PART I

ITEM 1.      BUSINESS

General

     We were incorporated on August 31, 2006. Our administrative office is located at 14-8, No. 58 Haidian Road, Haidian District, Beijing, China, 100086 and our telephone number is 011 86 10 6261 6955 and our registered statutory office is located at 6100 Neil Road, Suite 500, Reno, Nevada 89511. Our fiscal year end is November 30th. Our mailing address is #308 - 837 West Hastings Street, Vancouver, British Columbia, Canada V6C 3N6.

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

     We are responsible for the payment of all fees and assessments due the Bureau of Land Management (“BLM”).

     The agreement was terminated due to the non-payment of the cash and stock by the Company; however, we are attempting to renegoiate the terms.

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

     Upon completion of a new agreement, the Company will schedule the Phase I work.

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

Employees and Employment Agreements

     At present, we have no full-time employees. Our officers and directors are part-time employees and each will devote about 10 hours or 25% of their time per week to our operation. Our officers and directors do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Our officers and directors will handle our administrative duties. As of November 30, 2008, we have not looked for or talked to any geologists or engineers who will perform work for us in the future.

Other Activities

     We are currently examining properties in China for possible exploration activities. As of the date of this report, we have not entered into negotiations or any agreements with anyone to acquire any additional properties.

ITEM 1A.    RISK FACTORS

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

     None.

ITEM 2.      PROPERTIES

Claims

     The following is a list of the New Dawn claims as filed with Bureau of Land Management, hereinafter the “BLM,” showing the claim name, BLM claim number, Elko County document number, and the expiration date for the claim. All claims are located in Elko County, Nevada.

Claim Name	BLM Claim Number	Elko County Document	Date of Expiration
ND 1	851630	507219	September 1, 2009
ND 2	851631	507220	September 1, 2009
ND 3	851632	507221	September 1, 2009
ND 4	851633	507222	September 1, 2009

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

MAP 1

42°
41°
116°
T39N
OWYHEE
DESERT
Doby George
Big Springs
Jerritt Canyon District
New Dawn
Midas
Ivanhoe
Carlin Trend
Meikle
Beast
Gold Quarry
Elko
Rain
Battle Mountain - Eureka Trend
MOUNTAINS
ELKO
WHITE PINE
LINCOLN
CLARK
New Dawn Property

● New Dawn Property

○ Sediment - Hosted Gold Deposits

□ Volcanic - Hosted Gold Deposits

N True

0 10 20 30 40 50 kilometres

0 10 20 30 miles

FLM Minerals Inc.

New Dawn Property

Elko County, Nevada

Property Location Map

modified from NBMG Map 120, D.A.Davis and J.V. Tingley, 1999

By:	Scale:	Date:	Figure:
RTH	as shown	October 2006	1

MAP 2

116° 28'
Pzc
Pzs
Qf
Tps
Tpa
Tpb
Qef
T 40 N
T 39 N
41° 17' 30"
N
True
Berry
Qal
Qls
Tpx
ND 3
ND 4
ND 1
ND 2
Creek
0
2,500
5,000
feet

Quaternary

Qal - alluvium, Qf alluvial fan deposits, Qls- landslide deposits, Qef - older alluvial fan deposits

Tertiery

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

ITEM 3.      LEGAL PROCEEDINGS

     We are not presently a party to any litigation.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.      MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our stock was listed for trading on the Bulletin Board operated the Financial Industry Regulatory Authority (FINRA) on June 25, 2007 under the symbol “FLMS”. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

Fiscal Year
2008	High Bid	Low Bid
Fourth Quarter 9-01-08 to 11-30-08	$1.10	$0.51
Third Quarter 6-01-08 to 8-31-08	$1.35	$0.60
Second Quarter 3-01-08 to 5-31-08	$1.40	$0.60
First Quarter 12-01-07 to 2-28-08	$2.00	$0.50

Fiscal Year
2007	High Bid	Low Bid
Fourth Quarter 9-01-07 to 11-30-07	$0.00	$0.00
Third Quarter 6-01-07 to 8-31-07	$0.00	$0.00
Second Quarter 3-01-07 to 5-31-07	$0.00	$0.00
First Quarter 12-01-06 to 2-28-07	$0.00	$0.00

Holders

     On November 30, 2008, we had 48 shareholders of record of our common stock.

Dividend Policy

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

Section 15(g) of the Securities Exchange Act of 1934

     Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

     Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as id and offer quotes, a dealers pread and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities Authorized for Issuance Under Equity Compensation Plans

     We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

ITEM 6.      SELECTED FINANCIAL DATA

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

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

Results of Operations

From Inception on August 31, 2006 to November 30, 2008

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

     Since inception, we have used the proceeds from the private placement to fund our operations. No work has been done on the property as at November 30, 2008. Management has evaluated two potentially larger and presumably more financeable prospects in Mainland China. Based on our evaluations, neither has been acquired.

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

     As of November 30, 2008, our total assets were $103,799 and our total liabilities were $6,200.

Recent accounting pronouncements

     On December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling interest in Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We have not yet determined the impact of the adoption of SFAS No. 160 on our financial statements and footnote disclosures.

     On December 4, 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS No. 141R). SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to expand disclosures about the nature and financial effect of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have not yet determined the impact of the adoption of SFAS No. 141R on our financial statements and footnote disclosures.

     In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adopting SFAS 161 on its financial statements.

     In April 2008, the FASB issued Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”) which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets (“FAS No. 142”). FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. It removes a provision under FAS No. 142, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset. Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exists. FSP FAS 142-3 is effective for year ends beginning after December 15, 2008 with early adoption prohibited. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

     In June 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application of EITF 03-6-1 is prohibited. It also requires that all prior-period EPS data be adjusted retrospectively. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

     In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The adoption of this Interpretation had no impact on the Company’s financial position or results of operations.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS 157 effective December 1, 2008 for all financial assets and liabilities as required. The adoption of SFAS 157 was not material to the Company's financial position or results of operations.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” (“SFAS 159”) which is effective for fiscal years beginning after November 15, 2007. SFAS 159 is an elective standard which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company has not elected the fair value option for any assets or liabilities under SFAS 159.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FLM MINERALS INC.
(An Exploration Stage Company)
INDEX

PAGE

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	F-2– F-3

BALANCE SHEETS	F-4

STATEMENTS OF OPERATIONS	F-5

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY	F-6

STATEMENTS OF CASH FLOWS	F-7

NOTES TO FINANCIAL STATEMENTS	F-8 – F-13

Report of Independent Registered Public Accounting Firm

To the Shareholders of
FLM Minerals Inc.
(an Exploration Stage Enterprise)
Vancouver, Canada

We have audited the balance sheet of FLM Minerals Inc. (an Exploration Stage Enterprise) as at November 30, 2007 and the related statements of operations ,changes in stockholders’ equity, and cash flows for the year then ended and the period from incorporation on August 31, 2006 to November 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at November 30, 2007 and the results of its operations and its cash flows for the year ended November 30, 2007 and the periods from incorporation on August 31, 2006 to November 30, 2007 in conformity with U.S. generally accepted accounting principles.

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

MACKAY LLP
“MacKay LLP” Chartered Accountants
Vancouver, Canada
February 12, 2008

KEMPISTY & COMPANY

CERTIFIED PUBLIC ACCOUNTANTS, P.C.

15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 - TEL (212) 406-7272 - FAX (212) 513-1930

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
FLM Minerals Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of FLM Minerals Inc. (an exploration stage company) as of November 30, 2008 and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended and the period August 31,2006 (Inception) to November 30,2008. These financial statements are the responsibility of the company management. Our responsibility is to express an opinion on these financial statements based on our audits. The cumulative statements of operations, cash flows, and changes in stockholders' equity for the period August 31,2006 (inception) to November 30, 2007 which were audited by another auditor whose report have been furnished to us, and our opinion, insofar as it relates to the amounts included for the period August 31,2006 (inception)to November 30, 2007 is based solely on the reports of the other auditor.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FLM Minerals Inc. (an exploration stage company) at November 30, 2008 and the results of its operations and its cash flows for the year ended November 30, 2008 and the period August 31,2006 (Inception) to November 30,2008 in conformity with accounting principles generally accepted in the in the United States of America.

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

KEMPISTY & COMPANY CPAs PC
Kempisty & Company
Certified Public Accountants PC
New York, New York
February 25, 2009

FLM Minerals Inc.
(An Exploration Stage Company)
Balance Sheets

	November 30,
	2008	2007

ASSETS
Current Assets
Cash	$103,799	$181,480

Total Assets	$103,799	$181,480

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$6,200	$6,100

Total Liabilities	6,200	6,100

Stockholders' Equity
Preferred Stock, $0.00001 par value, 100,000,000 shares authorized;
none issued and outstanding	-	-
Common Stock, $0.00001 par value, 100,000,000 shares authorized;
6,906,300 issued and outstanding at November 30, 2008 and 2007	69	69
Additional paid in capital	271,881	271,881
Deficit accumulated during the exploration stage	(174,351)	(96,570)
Total stockholders' equity	97,599	175,380
Total Liabilities and Stockholders' Equity	$103,799	$181,480

The accompanying notes are an integral part of these financial statements.

FLM Minerals Inc.
(An Exploration Stage Company)
Statements of Operations

			For the Period
			August 31, 2006
	For the Year Ended		(Inception) to
	November 30,		November 30,
	2008	2007	2008

Revenue	$-	$-	$-

Expenses
General and administrative	54,239	28,303	83,554
Mineral Property costs (Note 3)	-	13,039	25,227
Professional fees	23,542	37,028	65,570
Total expenses	77,781	78,370	174,351
Net Loss	$(77,781)	$(78,370)	$(174,351)

Basic and diluted net loss per share	$(0.01)	$(0.01)

Weighted average shares used in calculating
basic and diluted net loss per share	6,906,300	6,906,300

The accompanying notes are an integral part of these financial statements.

FLM Minerals Inc.
(An Exploration Stage Company)
Statements of Changes in Stockholders’ Equity
For the year ended November 30, 2008 and 2007 and the period August 31, 2006 (inception) through November 30, 2008

			Additional
	Common Stock		Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance at August 31, 2006
(inception)	-	$-	$-	$-	$-	$-

Capital stock issued for cash
at $0.00001 per share	6,000,000	60	-	-	-	60

Capital stock issued for cash
at $0.30 per share	906,300	9	271,881	(42,600)	-	229,290

Net loss for period	-	-	-	-	(18,200)	(18,200)

Balance at November 30, 2006	6,906,300	69	271,881	(42,600)	(18,200)	211,150

Share subscriptions received	-	-	-	42,600	-	42,600

Net loss for year	-	-	-	-	(78,370)	(78,370)

Balance at November 30, 2007	6,906,300	69	271,881	-	(96,570)	175,380

Net loss for year	-	-	-	-	(77,781)	(77,781)

Balance at November 30, 2008	6,906,300	$69	$271,881	$-	$(174,351)	$97,599

The accompanying notes are an integral part of these financial statements.

FLM Minerals Inc.
(An Exploration Stage Company)
Statements of Cash Flows

			For the Period
			August 31, 2006
	For the Year Ended		(Inception) to
	November 30,		November 30,
	2008	2007	2008
Cash Flows from Operating Activities
Net loss	$(77,781)	$(78,370)	$(174,351)
Changes in operating assets and liabilities
Increase in accounts payable and accrued liabilities	100	1,100	6,200
Net cash used by operating activities	(77,681)	(77,270)	(168,151)

Cash Flows from Financing Activities
Capital stock issued	-	-	271,950
Subscriptions collected	-	42,600	-
Net cash provided by financing activities	-	42,600	271,950

Cash Flows from Investing Activities
Due from related party	-	6,480	-
Net cash provided by investing activities	-	6,480	-

Increase(decrease) in cash	(77,681)	(28,190)	103,799
Cash, beginning of period	181,480	209,670	-

Cash, end of period	$103,799	$181,480	$103,799

Supplemental disclosures information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

FLM Minerals Inc.
(An Exploration Stage Company)
Notes to Financial Statements

NOTE 1 – NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

FLM Minerals Inc. (the “Company”) was incorporated in the State of Nevada on August 31, 2006. The Company is an Exploration Stage Company. The Company’s principal business is the acquisition and exploration of mineral properties. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at November 30, 2008, the Company has never generated any revenues and has an accumulated loss of $174,351 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period would be used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. There were no options or warrants outstanding at November 30, 2008.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

FLM Minerals Inc.
(An Exploration Stage Company)
Notes to Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

FLM Minerals Inc.
(An Exploration Stage Company)
Notes to Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements

On December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling interest in Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We have not yet determined the impact of the adoption of SFAS No. 160 on our financial statements and footnote disclosures.

On December 4, 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS No. 141R). SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to expand disclosures about the nature and financial effect of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have not yet determined the impact of the adoption of SFAS No. 141R on our financial statements and footnote disclosures.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adopting SFAS 161 on its financial statements.

In April 2008, the FASB issued Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”) which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets (“FAS No. 142”). FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. It removes a provision under FAS No. 142, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset. Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exists. FSP FAS 142-3 is effective for year ends beginning after December 15, 2008 with early adoption prohibited. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application of EITF 03-6-1 is prohibited. It also requires that all prior-period EPS data be adjusted retrospectively. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

FLM Minerals Inc.
(An Exploration Stage Company)
Notes to Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Adopted Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The adoption of this Interpretation had no impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS 157 effective December 1, 2008 for all financial assets and liabilities as required. The adoption of SFAS 157 was not material to the Company's financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities —Including an Amendment of FASB Statement No. 115,” (“SFAS 159”) which is effective for fiscal years beginning after November 15, 2007. SFAS 159 is an elective standard which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company has not elected the fair value option for any assets or liabilities under SFAS 159.

NOTE 3 – MINERAL PROPERTIES

On October 18, 2006, the Company signed an option to purchase a royalty agreement with Altair Minerals Inc. (“Altair”). FLM will be granted an option to acquire an undivided 100% of the right, title and interest of four unpatented mining claims located in Elko County, Nevada. Terms and conditions are as follows:

a)	$50,000 cash payment by FLM:

	(i)	$5,000 on execution of this agreement (paid);

	(ii)	$10,000 on or before October 18, 2007 ;

	(iii)	$15,000 on or before October 18, 2008; and

	(iv)	$20,000 on or before October 18, 2009;

b)	500,000 common shares of FLM to be allotted and issued and certificates therefore delivered to Altair as follows:

	(i)	250,000 common shares on October 18, 2007 (no liability set up);

	(ii)	250,000 common shares on October 18, 2008

FLM Minerals Inc.
(An Exploration Stage Company)
Notes to Financial Statements

NOTE 3 – MINERAL PROPERTIES (continued)

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

As a result of the non-payment of cash and shares prior to November 30, 2007, the “Option to Purchase and Royalty Agreement” of October 18, 2006 was considered terminated by both parties.

The cost of the mineral property was not capitalized. Cumulative to November 30, 2008, the Company has recognized property expenses of $25,227 ($5,000 for option payment; $20,227 for property evaluation), as it has not yet been determined whether there are proven or probable reserves on the property.

NOTE 4 – COMMON STOCK

On September 1, 2006, the Company issued 6,000,000 shares of common stock at $0.00001 per share for proceeds of $60.

On November 30, 2006, the Company issued 906,300 shares of common stock at $0.30 per share for proceeds of $271,890, of which $42,600 was collected in the prior year.

NOTE 5 – FINANCIAL INSTRUMENTS

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

At November 30, 2008 the Company had the following financial assets and liabilities in Canadian dollars:

	USD Equivalent	CDN Dollars
Cash on deposit	$26	$32
Accounts payable and accrued liabilities	$-	$-

At November 30, 2008 US dollar amounts were converted at a rate of $1.00 Canadian dollars to $0.81US dollar.

FLM Minerals Inc.
(An Exploration Stage Company)
Notes to Financial Statements

NOTE 6 – INCOME TAX

The components of the Company's tax provision are as follows:

	November 30,
	2008	2007
Current income tax expense (benefit)	$(13,000)	$(17,000)
Deferred income tax	13,000	17,000
	$-	$-

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The Company's deferred income tax assets and liabilities consist of the following:

	November 30,
	2008	2007
Net operating loss carryforward	$30,000	$17,000
Deferred tax asset	30,000	17,000
Valuation allowance	(30,000)	(17,000)
Net deferred tax asset	$-	$-

Net operating loss carryforwards totaled approximately $ 174,000 at November 30, 2008. The net operating loss carryforwards will begin to expire in the year 2028 if not utilized. After consideration of all the evidence, both positive and negative, management has recorded a valuation allowance at November 30, 2008 due to the uncertainty of realizing the deferred tax assets.

The reconciliation of the income tax computed at the U.S. Federal statutory rate to income tax expense for the year ended November 30, 2008 and 2007:

	November 30,
	2008	2007
Tax expense (benefit) at Federal rate (34%)	$(60,000)	$(34,000)
Federal bracket adjustment	30,000	17,000
Change in valuation allowance	30,000	17,000
Net income tax (benefit) allowance	$-	$-

Utilization of the Company's net operating loss carryforwards are limited based on changes in ownership as defined in Internal Revenue Code Section 382.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On October 6, 2008, we terminated MacKay LLP, Chartered Accountants, 1100 - 1177 West Hastings Street, Vancouver, British Columbia, Canada V6E as our independent registered public accounting firm. The decision to dismiss MacKay LLP as our independent registered public accounting firm was approved by our Board of Directors on October 6, 2008. Except as noted in the paragraph immediately below, the reports of MacKay LLP’s consolidated financial statements for the years ended November 30, 2007 and 2006 and for the period January 1, 2006 through November 30, 2007 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

     The reports of MacKay LLP on our financial statements as of and for the periods ended November 30, 2007 and 2006 and for the period December 1, 2007 through October 6, 2008 contained an explanatory paragraph which noted that there was substantial doubt as to our ability to continue as a going concern as we had suffered negative working capital, had experienced negative cash flows from continuing operating activities and also due to uncertainty with respect to our ability to meet short-term cash requirements.

     During the years ended November 30, 2007 and 2006 and for the period December 1, 2007 through May 31, 2008 and through October 6, 2008 we have not had any disagreements with MacKay LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to MacKay LLP’s satisfaction, would have caused it to make reference to the subject matter of the disagreements in its reports on our consolidated financial statements for such years or in connection with its reports in any subsequent interim period through the date of dismissal.

     During the years ended November 30, 2007 and 2006, and through October 6, 2008, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

     On October 6, 2008, we delivered a copy of this report to MacKay LLP. MacKay LLP issued its response. The response stated that it agreed with the foregoing disclosure.

New independent registered public accounting firm

     On October 6, 2008, we engaged Kempisty & Company, Certified Public Accountants, P.C., 15 Maiden Lane, Suite 1003, New York, New York 10038, an independent registered public accounting firm, as our principal independent accountant with the approval of our board of directors. We have not consulted with Kempisty & Company, Certified Public Accountants, P.C. on any accounting issues prior to engaging them as our new auditors.

     During the two most recent fiscal years and through the date of engagement, we have not consulted with Kempisty & Company, Certified Public Accountants, P.C. regarding either:

1.

The application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that Kempisty & Company, Certified Public Accountants, P.C. concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.

Any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-K and the related instruction to Item 304 of Regulation S-K, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-K.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were not effective as of the end of the period covered by this report.

Changes in Internal Controls

     We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

ITEM 9B.    OTHER INFORMATION

     None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers and Directors

     Our directors serve until their successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serves until their successor is duly elected and qualified, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.

     The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Xin Chen	47	President, Principal Executive Officer Principal
#14-8, No. 58 Haidian Road		Financial Officer, Treasurer, Principal Accounting
Haidian District		Officer, Secretary, and sole member of
Beijing, China		the Board of Directors.

     The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors

     Since September 11, 2008, Mr. Chen has been our president, principal executive officer, principal financial officer, principal accounting officer, treasurer, secretary and sole member of the board of directors of FLM Minerals, Inc. From October 29, 2006 to October 19, 2007, he was president, CEO and director of Kinglake Resources, Inc. Since July 2004, he has been the owner of Beijing ENET Information Consulting Co. Ltd., located in Beijing, China. Beijing ENET Information Consulting Co. Ltd. is engaged in the business of Telecommunication consulting and program development. From September 1998 to April 2004, he was a project manager for AT&T China, Inc.

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

Section 16(a) Beneficial Ownership Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, or written representations that no other reports were required, and to the best of our knowledge, we believe that all of our officers, directors, and owners of 10% or more of our common stock failed to file Form 3s, 4s and 5s.

ITEM 11.      EXECUTIVE COMPENSATION

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

Executive Officer Compensation Table

						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Xin Chen	2008	0	0	0	0	0	0	0	0
President	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

George Heard	2008	0	0	0	0	0	0	0	0
(former President)	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

Jianxing Qian	2008	0	0	0	0	0	0	0	0
(former Principal	2007	0	0	0	0	0	0	0	0
Financial Officer)	2006	0	0	0	0	0	0	0	0

     We do not anticipate paying any salaries in 2009. We do not anticipate paying salaries until we have a defined ore body and begin extracting minerals from the ground.

Compensation of Directors

     The members of our board of directors are not compensated for their services as directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts. The following table reflects compensation paid to our directors during the fiscal year ended November 30, 2008.

Director’s Compensation Table
	Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Xin Chen	0	0	0	0	0	0	0
Chester Shynkaryk (resigned)	0	0	0	0	0	0	0
George Heard (resigned)	0	0	0	0	0	0	0
Jianxing Qian (resigned)	0	0	0	0	0	0	0

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	Direct Amount of		Percent
Name of Beneficial Owner	Beneficial Owner	Position	of Class
Xin Chen	2,000,000	President, Principal Executive Officer,	28.96%
		Principal Financial Officer, Secretary,
		and sole member of the Board of
		Directors.

All officers and directors as	2,000,000		28.96%
a group (1 person)

Chester Shynkaryk	2,000,000		28.96%

George Heard	2,000,000		28.96%

Changes in Control

     There are no arrangements which may result in a change of control of FLM Minerals Inc. There are no known persons that may assume control of us after the offering.

Securities authorized for issuance under equity compensation plans.

     We have no equity compensation plans.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In August 2006, we issued a total of 6,000,000 shares of restricted common stock to our officers and directors in consideration of $60.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008	$7,800	Kempisty & Company, CPA PC
2008	$14,000	MacKay LLP, Chartered Accountants
2007	$12,900	MacKay LLP, Chartered Accountants

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2008	$0	Kempisty & Company, CPA PC
2008	$0	MacKay LLP, Chartered Accountants
2007	$0	MacKay LLP, Chartered Accountants

(3) Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008	$0	Kempisty & Company, CPA PC
2008	$0	MacKay LLP, Chartered Accountants
2007	$0	MacKay LLP, Chartered Accountants

(4) All Other Fees

     The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008	$0	Kempisty & Company, CPA PC
2008	$0	MacKay LLP, Chartered Accountants
2007	$0	MacKay LLP, Chartered Accountants

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

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	07/12/07	3.1

3.2	Bylaws.	SB-2	07/12/07	3.2

4.1	Specimen Stock Certificate.	SB-2	07/12/07	4.1

10.1	Option Agreement	SB-2	07/12/07	10.1

14.1	Code of Ethics.	10-K	02/28/08	14.1

31.1	Certification of Principal Executive Officer and				X
	Principal Financial Officer pursuant to 15d-15(e),
	promulgated under the Securities and Exchange Act
	of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-
	Oxley Act of 2002 (Chief Executive Officer and
	Chief Financial Officer).

99.1	Audit Committee Charter.	10-K	02/28/08	99.1

99.2	Disclosure Committee Charter.	10-K	02/28/08	99.2

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of February, 2009.

FLM MINERALS INC.
(Registrant)

BY:	XIN CHEN
Xin Chen
President, Principal Executive Officer,
Principal Financial Officer, Secretary, and
sole member of the Board of Directors

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

XIN CHEN	President, Principal Executive Officer, Principal	February 27, 2009
Xin Chen	Financial Officer, Secretary, and sole
member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	07-12-07	3.1

3.2	Bylaws.	SB-2	07-12-07	3.2

4.1	Specimen Stock Certificate.	SB-2	07-12-07	4.1

10.1	Option Agreement	SB-2	07-12-07	10.1

14.1	Code of Ethics.	10-K	02/28/08	14.1

31.1	Certification of Principal Executive Officer and				X
	Principal Financial Officer pursuant to 15d-15(e),
	promulgated under the Securities and Exchange Act
	of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-
	Oxley Act of 2002 (Chief Executive Officer and
	Chief Financial Officer).

99.1	Audit Committee Charter.	10-K	02/28/08	99.1

99.2	Disclosure Committee Charter.	10-K	02/28/08	99.2