Form 10-Q
period 2009-02-28
FLM Minerals Inc.
filed 2009-04-14
CIK 1391174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2009.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,906,300 as of April 9, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FLM MINERALS INC.
(An Exploration Stage Company)
INDEX

FLM Minerals Inc.
(An Exploration Stage Company)
Balance Sheets

	February 28,	November 30,
	2009	2008
	(Unaudited)
ASSETS
Current Assets
Cash	$98,615	$103,799

Total Assets	$98,615	$103,799

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$5,600	$6,200

Total Liabilities	5,600	6,200

Stockholders' Equity
Preferred Stock, $0.00001 par value, 100,000,000 shares authorized;
none issued and outstanding	-	-
Common Stock, $0.00001 par value, 100,000,000 shares authorized;
6,906,300 issued and outstanding at February 28, 2009 and November 30, 2008	69	69
Additional paid in capital	271,881	271,881
Deficit accumulated during the exploration stage	(178,935)	(174,351)
Total stockholders' equity	93,015	97,599
Total Liabilities and Stockholders' Equity	$98,615	$103,799

The accompanying notes are an integral part of these financial statements.

FLM Minerals Inc.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

			For the Period
			August 31, 2006
	For the Three Months Ended		(Date of Inception)
	February 28,	February 29,	to February 28,
	2009	2008	2009

Revenue	$-	$-	$-

Expenses
General and administrative	459	901	84,013
Mineral Property costs (Note 3)	-	-	25,227
Professional fees	4,125	3,832	69,695
Total expenses	4,584	4,733	178,935
Net Loss	$(4,584)	$(4,733)	$(178,935)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares used in calculating
basic and diluted net loss per share	6,906,300	6,906,300

The accompanying notes are an integral part of these financial statements.

FLM Minerals Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			For the Period
			August 31, 2006
	For the Three Months Ended		(Date of Inception)
	February 28,	February 29,	to February 28,
	2009	2008	2009
Cash Flows from Operating Activities
Net loss	$(4,584)	$(4,733)	$(178,935)
Changes in operating assets and liabilities
Increase in accounts payable and accrued liabilities	(600)	3,450	5,600
Net cash used by operating activities	(5,184)	(1,283)	(173,335)

Cash Flows from Financing Activities
Capital stock issued	-	-	271,950
Net cash provided by financing activities	-	-	271,950

Increase(decrease) in cash	(5,184)	(1,283)	98,615
Cash, beginning of period	103,799	181,480	-

Cash, end of period	$98,615	$180,197	$98,615

Supplemental disclosures information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

FLM Minerals Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

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

The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at February 28, 2009, the Company has never generated any revenues and has an accumulated loss of $178,935 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period would be used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. There were no options or warrants outstanding at February 28, 2009.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

FLM Minerals Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

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
(Unaudited)

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
(Unaudited)

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
(Unaudited)

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

The cost of the mineral property was not capitalized. Cumulative to February 28, 2009, the Company has recognized property expenses of $25,227 ($5,000 for option payment; $20,227 for property evaluation), as it has not yet been determined whether there are proven or probable reserves on the property.

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

At February 28, 2009 the Company had the following financial assets and liabilities in Canadian dollars:

	USD Equivalent	CDN Dollars
Cash on deposit	$14	$11
Accounts payable and accrued liabilities	$-	$-

At February 28, 2009 US dollar amounts were converted at a rate of $1.00 Canadian dollars to $0.81US dollar.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly we when we need capital, we must raise cash from sources other than the sale of minerals found on the property.

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

We do not own an interest in any property, but merely have the right to conduct exploration activities on one property. Even if we complete our current exploration program and it is successful in identifying a mineral deposit, we will have to spend substantial funds before we know if we have a commercially viable mineral deposit, a reserve.

If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not have enough money to complete our exploration of the property, we will have to cease activities until additional funds are raised.

If we are unable to complete any phase of exploration because we don’t have enough money, we will cease activities until we raise more money. If we cease activities, we do not have future plans for our company.

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

The exploration work on this property should be conducted in two phases, with advancement to the second phase only upon successful completion of the first. The following is our plan and milestones for exploration:

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

Cost Estimates - Estimated Budget

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

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves

Our exploration program is explained in as much detail as possible in the business section of our Annual Report on Form 10-K with the Securities and Exchange Commission on March 2, 2009. You may obtain a copy of our Form 10-K at www.sec.gov.

Results of Operations
From Inception on August 31, 2006 to February 28, 2009

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

Since inception, we have used the proceeds from the private placement to fund our operations. No work has been done on the property as at February 28, 2009. Management has evaluated two potentially larger and presumably more financeable prospects in Mainland China. Based on our evaluations, neither has been acquired.

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

As of February 28, 2009, our total assets were $98,615 and our total liabilities were $5,600.

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

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended February 28, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of April, 2009.

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