Form 10-Q
period 2009-05-31
FLM Minerals Inc.
filed 2009-07-07
CIK 1391174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2009.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53160

FLM MINERALS INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

#14 - 8 No. 58 Haidian Road
Haidian District
Beijing, China 100086
 (Address of principal executive offices, including zip code.)

011 86 106261 6955
(Registrant’s telephone number, including area code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,906,300 as of July 1, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The financial statements of FLM Minerals Inc. (the “Company”, "we", "our", "us"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company’s Form 10-K for the period ended November 30, 2008.

FLM MINERALS INC.
(An Exploration Stage Company)
INDEX

PAGE

BALANCE SHEETS	F1

STATEMENTS OF OPERATIONS	F2

STATEMENTS OF CASH FLOWS	F3

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY	F4

NOTES TO FINANCIAL STATEMENTS	F5 - F9

FLM Minerals Inc.
(An Exploration Stage Company)
Balance Sheets

	May 31,	November 30,
	2009	2008
	(unaudited)
ASSETS
Current Assets
Cash	$90,384	$103,799

Total Assets	$90,384	$103,799

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,800	$6,200

Total Liabilities	1,800	6,200

Stockholders' Equity
Preferred Stock, $0.00001 par value, 100,000,000 shares
authorized; none issued and outstanding	-	-
Common Stock, $0.00001 par value, 100,000,000 shares
authorized; 6,906,300 issued and outstanding at May 31, 2009 and November 30, 2008	69	69
Additional paid in capital	271,881	271,881
Deficit accumulated during the exploration stage	(183,366)	(174,351)
Total stockholders' equity	88,584	97,599
Total Liabilities and Stockholders' Equity	$90,384	$103,799

The accompanying notes are an integral part of these financial statements.

FLM Minerals Inc.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

					For the Period
					August 31, 2006
	For the Three Months Ended		For the Six Months Ended		(Date of Inception)
	May 31,		May 31,		to May 31,
	2009	2008	2009	2008	2009

Revenue	$-	$-	$-	$-	$-

Expenses
General and administrative	831	467	1,290	1,368	84,844
Mineral Property costs (Note 3)	-	-	-	-	25,227
Professional fees	3,600	10,750	7,725	14,582	73,295
Total expenses	4,431	11,217	9,015	15,950	183,366
Net Loss	$(4,431)	$(11,217)	$(9,015)	$(15,950)	$(183,366)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares used in calculating basic and diluted
net loss per share	6,906,300	6,906,300	6,906,300	6,906,300

The accompanying notes are an integral part of these financial statements.

FLM Minerals Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			For the Period
			August 31, 2006
	For the Six Months Ended		(Date of Inception)
	May 31,		to May 31,
	2009	2008	2009
Cash Flows from Operating Activities
Net loss	$(9,015)	$(15,950)	$(183,366)
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	(4,400)	(3,500)	1,800
Net cash used by operating activities	(13,415)	(19,450)	(181,566)

Cash Flows from Financing Activities
Capital stock issued	-	-	271,950
Net cash provided by financing activities	-	-	271,950

Increase(decrease) in cash	(13,415)	(19,450)	90,384
Cash, beginning of period	103,799	181,480	-

Cash, end of period	$90,384	$162,030	$90,384

Supplemental disclosures information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

FLM Minerals Inc.
(An Exploration Stage Company)
Statements of Changes in Stockholders' Equity
From August 31, 2006 (inception) through May 31, 2009
(unaudited)

			Additional
	Common Stock		Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at August 31, 2006
(inception)	-	$-	$-	$-	$-	$-

Capital stock issued for cash
at $0.00001 per share	6,000,000	60	-	-	-	60

Capital stock issued for cash
at $0.30 per share	906,300	9	271,881	(42,600)	-	229,290

Net loss for period	-	-	-	-	(18,200)	(18,200)

Balance at November 30, 2006	6,906,300	69	271,881	(42,600)	(18,200)	211,150

Share subscriptions received	-	-	-	42,600	-	42,600

Net loss for year	-	-	-	-	(78,370)	(78,370)

Balance at November 30, 2007	6,906,300	69	271,881	-	(96,570)	175,380

Net loss for year	-	-	-	-	(77,781)	(77,781)

Balance at November 30, 2008	6,906,300	69	271,881	-	(174,351)	97,599

Net loss for six months	-	-	-	-	(9,015)	(9,015)

Balance at May 31, 2009	6,906,300	$69	$271,881	$-	$(183,366)	$88,584

The accompanying notes are an integral part of these financial statements.

FLM Minerals Inc.
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2009
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

The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at May 31, 2009, the Company has never generated any revenues and has an accumulated loss of $183,366 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period would be used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. There were no options or warrants outstanding at May 31, 2009.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

FLM Minerals Inc.
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2009
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

Fair Values of Financial Instruments

Financial instruments are recorded at fair value in accordance with FASB Statement No. 157.

FLM Minerals Inc.
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2009
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

FLM Minerals Inc.
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2009
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (FSP 157-4). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairment" (FSP 115-2/124-2). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing "intent and ability" indicator. Under FSP 115-2/124-2, another-than-temporary impairment is triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of another-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, "Interim Disclosure about Fair Value of Financial Instruments" (FSP 107-1/APB 28-1). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, "Disclosures about the Fair Value of Financial Instruments." Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

NOTE 3 – MINERAL PROPERTIES

The cost of the mineral property was not capitalized. Cumulative to May 31, 2009, the Company has recognized property expenses of $25,227 ($5,000 for option payment; $20,227 for property evaluation), as it has not yet been determined whether there are proven or probable reserves on the property.

NOTE 4 – FINANCIAL INSTRUMENTS

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

FLM Minerals Inc.
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2009
(Unaudited)

NOTE 4 – FINANCIAL INSTRUMENTS  (Continued)

At May 31, 2009 the Company had the following financial assets and liabilities in Canadian dollars:

	USD Equivalent	CDN Dollars
Cash on deposit	$88	$96
Accounts payable and accrued liabilities	$-	$-

At May 31, 2009 US dollar amounts were converted at a rate of $1.00 Canadian dollars to $0.92US dollar.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operations
From Inception on August 31, 2006 to May 31, 2009

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

Since inception, we have used the proceeds from the private placement to fund our operations. No work has been done on the property as at May 31, 2009. Management has evaluated two potentially larger and presumably more financeable prospects in Mainland China. Based on our evaluations, neither has been acquired.

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

As of May 31, 2009, our total assets were $90,384 and our total liabilities were $1,800.

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

In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (FSP 157-4). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairment" (FSP 115-2/124-2). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing "intent and ability" indicator. Under FSP 115-2/124-2, another-than-temporary impairment is triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of another-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, "Interim Disclosure about Fair Value of Financial Instruments" (FSP 107-1/APB 28-1). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, "Disclosures about the Fair Value of Financial Instruments." Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended May 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 7th day of July, 2009.

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