Form 10-Q
period 2009-08-31
FLM Minerals Inc.
filed 2009-10-14
CIK 1391174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2009.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
YES [X] NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,906,300 as of October 15, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FLM MINERALS INC.
(An Exploration Stage Company)
INDEX

PAGE

ITEM 1: FINANCIAL STATEMENTS	F2

BALANCE SHEETS	F3

STATEMENTS OF OPERATIONS	F4

STATEMENTS OF CASH FLOWS	F5

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY	F6

NOTES TO FINANCIAL STATEMENTS	F7 - F11

F1

PART 1

FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

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

F2

FLM Minerals Inc.
(An Exploration Stage Company)
Balance Sheets

	August 31,	November 30,
	2009	2008
	(unaudited)
ASSETS
Current Assets
Cash	$85,975	$103,799

Total Assets	$85,975	$103,799

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,800	$6,200

Total Liabilities	1,800	6,200

Stockholders' Equity
Preferred Stock, $0.00001 par value, 100,000,000 shares authorized;
none issued and outstanding	-	-
Common Stock, $0.00001 par value, 100,000,000 shares authorized;
6,906,300 issued and outstanding at August 31, 2009 and November 30, 2008	69	69
Additional paid in capital	271,881	271,881
Deficit accumulated during the exploration stage	(187,775)	(174,351)
Total stockholders' equity	84,175	97,599
Total Liabilities and Stockholders' Equity	$85,975	$103,799

The accompanying notes are an integral part of these financial statements.

F3

FLM Minerals Inc.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

					For the Period
					August 31, 2006
	For the Three Months Ended		For the Nine Months Ended		(Date of Inception)
	August 31,		August 31,		to August 31,
	2009	2008	2009	2008	2009

Revenue	$-	$-	$-	$-	$-

Expenses
General and administrative	717	785	2,007	2,153	85,561
Mineral Property costs (Note 3)	-	-	-	-	25,227
Professional fees	3,692	1,800	11,417	16,382	76,987
Total expenses	4,409	2,585	13,424	18,535	187,775
Net Loss	$(4,409)	$(2,585)	$(13,424)	$(18,535)	$(187,775)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares used in calculating
basic and diluted net loss per share	6,906,300	6,906,300	6,906,300	6,906,300

The accompanying notes are an integral part of these financial statements.

F4

FLM Minerals Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			For the Period
			August 31, 2006
	For the Nine Months Ended		(Date of Inception)
	August 31,		to August 31,
	2009	2008	2009
Cash Flows from Operating Activities
Net loss	$(13,424)	$(18,535)	$(187,775)
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	(4,400)	(3,676)	1,800
Net cash used by operating activities	(17,824)	(22,211)	(185,975)

Cash Flows from Financing Activities
Capital stock issued	-	-	271,950
Net cash provided by financing activities	-	-	271,950

Increase(decrease) in cash	(17,824)	(22,211)	85,975
Cash, beginning of period	103,799	181,480	-

Cash, end of period	$85,975	$159,269	$85,975

Supplemental disclosures information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

F5

FLM Minerals Inc.
(An Exploration Stage Company)
Statements of Changes in Stockholders' Equity
From August 31, 2006 (inception) through August 31, 2009
(Unaudited)

			Additional
	Common Stock		Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at August 31, 2006
(inception)	-	$-	$-	$-	$-	$-

Capital stock issued for cash
at $0.00001 per share	6,000,000	60	-	-	-	60

Capital stock issued for cash
at $0.30 per share	906,300	9	271,881	(42,600)	-	229,290

Net loss for period	-	-	-	-	(18,200)	(18,200)

Balance at November 30, 2006	6,906,300	69	271,881	(42,600)	(18,200)	211,150

Share subscriptions received	-	-	-	42,600	-	42,600

Net loss for year	-	-	-	-	(78,370)	(78,370)

Balance at November 30, 2007	6,906,300	69	271,881	-	(96,570)	175,380

Net loss for year	-	-	-	-	(77,781)	(77,781)

Balance at November 30, 2008	6,906,300	69	271,881	-	(174,351)	97,599

Net loss for nine months	-	-	-	-	(13,424)	(13,424)

Balance at August 31, 2009	6,906,300	$69	$271,881	$-	$(187,775)	$84,175

The accompanying notes are an integral part of these financial statements.
F6

FLM Minerals Inc.
(An Exploration Stage Company)
Notes to Financial Statements
August 31, 2009
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

The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at August 31, 2009, the Company has never generated any revenues and has an accumulated loss of $187,775 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period would be used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. There were no options or warrants outstanding at August 31, 2009.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

F7

FLM Minerals Inc.
(An Exploration Stage Company)
Notes to Financial Statements
August 31, 2009
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

F8

FLM Minerals Inc.
(An Exploration Stage Company)
Notes to Financial Statements
August 31, 2009
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

F9

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 became effective in the third quarter of 2009 and did not have a material impact on our Consolidated Financial Statements.

 In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which amends FASB Interpretation No. 46(revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. SFAS 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS 167 will become effective in the first quarter of 2010. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 will become effective in the fourth quarter of 2009 and will require the Company to update all existing GAAP references to the new codification references for all future filings.

NOTE 3 – MINERAL PROPERTIES

The cost of the mineral property was not capitalized. Cumulative to August 31, 2009, the Company has recognized property expenses of $25,227 ($5,000 for option payment; $20,227 for property evaluation), as it has not yet been determined whether there are proven or probable reserves on the property.

F10

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

At August 31, 2009 the Company had the following financial assets and liabilities in Canadian dollars:

	USD Equivalent	CDN Dollars
Cash on deposit	$72	$78
Accounts payable and accrued liabilities	$-	$-

At August 31, 2009 US dollar amounts were converted at a rate of $1.00 Canadian dollars to $0.92US dollar.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no subsequent events to recognize or disclose in these financial statements.

F11

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

Results of Operations
From Inception on August 31, 2006 to August 31, 2009

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

Since inception, we have used the proceeds from the private placement to fund our operations. No work has been done on the property as at August 31, 2009. Management has evaluated two potentially larger and presumably more financeable prospects in Mainland China. Based on our evaluations, neither has been acquired.

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

As of August 31, 2009, our total assets were $85,975 and our total liabilities were $1,800.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 became effective in the third quarter of 2009 and did not have a material impact on our Consolidated Financial Statements.

 In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which amends FASB Interpretation No. 46(revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. SFAS 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS 167 will become effective in the first quarter of 2010. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 will become effective in the fourth quarter of 2009 and will require the Company to update all existing GAAP references to the new codification references for all future filings.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended August 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 13th day of October, 2009.

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