Form 10-K
period 2009-11-30
FLM Minerals Inc.
filed 2010-03-01
CIK 1391174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2009
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission file number 000-53160

FLM MINERALS INC.

Nevada
(State or other jurisdiction of incorporation or organization)

#14 - 8 No. 58 Haidian Road
Haidian District
Beijing, China   100086
 (Address of Principal Executive Offices, including zip code)

011 86 106261 6955
 (Issuer’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
None	Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]   No [X]

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ X]   No [  ]

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ]   No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer	[ ]	Accelerated Filer [ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]   No [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of November 30, 2009: $770,355.
The registrant had 6,906,300 shares of common stock outstanding as of February 25, 2010.

PART I

ITEM 1.	BUSINESS

General

We were incorporated on August 31, 2006.  Our administrative office is located at 14-8, No. 58 Haidian Road, Haidian District, Beijing, China, 100086 and our telephone number is 011 86 10 6261 6955 and our registered statutory office is located at 6100 Neil Road, Suite 500, Reno, Nevada 89511. Our fiscal year end is November 30th.  Our mailing address is 14-8. No. 58 HaidianRoad, HaidianDistric, Beijing, China, 100086.

We are an exploration stage mining company.  We have no ore bodies.  We acquired the right to conduct exploration activities on four claims known as the New Dawn claims on October 18, 2006 pursuant to an agreement with Altair Minerals Inc, which right we terminated.  Altair Minerals Inc. is not affiliated with us.  The Company has been and is currently seeking mineral opportunities in China.

Employees and Employment Agreements

At present, we have no full-time employees. Our officers and directors are part-time employees and each will devote about 10 hours or 25% of their time per week to our operation. Our officers and directors do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Our officers and directors will handle our administrative duties.  As of November 30, 2009, we have not looked for or talked to any geologists or engineers who will perform work for us in the future.

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

We currently do not own any properties or have the right to conduct exploration activities on any property.

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

Fiscal Year
2009	High Bid	Low Bid
Fourth Quarter 9-01-09 to 11-30-09	$0.10	$0.10
Third Quarter 6-01-09 to 8-31-09	$0.10	$0.10
Second Quarter 3-01-09 to 5-31-09	$0.10	$0.10
First Quarter 12-01-08 to 2-28-09	$0.10	$0.10

Fiscal Year
2008	High Bid	Low Bid
Fourth Quarter 9-01-08 to 11-30-08	$1.10	$0.51
Third Quarter 6-01-08 to 8-31-08	$1.35	$0.60
Second Quarter 3-01-08 to 5-31-08	$1.40	$0.60
First Quarter 12-01-07 to 2-28-08	$2.00	$0.50

Holders

On November 30, 2009, we had 65 shareholders of record of our common stock.

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

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly we when we need capital, we must raise cash from sources other than the sale of minerals.

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

We do not own an interest in any property.and have moved our principal focus to seeking opportunities in China.

If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not have enough money to complete our programs, we will have to cease activities until additional funds are raised.

If we are unable to complete any phase of exploration because we don’t have enough money, we will cease activities until we raise more money. If we cease activities, we do not have future plans for our company.

We do not intend to hire additional employees at this time. All work will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Results of Operations
From Inception on August 31, 2006 to November 30, 2009

We entered into an option agreement to purchase the New Dawn property comprised of four twenty acre mining claims.

The agreement with Altair Minerals Inc. was terminated.

We raised $271,890 in a private placement pursuant to Regulation S of the Securities Act of 1933.

Since inception, we have used the proceeds from the private placement to fund our operations. No work had been done on the property as at November 30, 2009. Management has evaluated two potentially larger and presumably more financeable prospects in Mainland China. Based on our evaluations, neither has been acquired.

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

To become profitable and competitive, we must conduct research and exploration of a property before we start production of any minerals we may find .

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

As of November 30, 2009, our total assets were $81,795 and our total liabilities were $7,100

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
FLM Minerals, Inc.
(an exploration stage company)
Beijing, China

We have audited the accompanying balance sheet of FLM Minerals, Inc. (“FLM”) as of November 30, 2009 and the related statements of operations, stockholders’ equity, and cash flows for the year ended November 30, 2009 and for the period from August 31, 2006 (inception) through November 30, 2009. Amounts relating to the period from inception through November 30, 2008 were audited by other auditors, whose report appears herein.  These financial statements are the responsibility of FLM. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. FLM is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of FLM’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FLM as of November 30, 2009, and the results of its operations and its cash flows for the year ended and for the period from August 31, 2006 (inception) through November 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that FLM will continue as a going concern. As discussed in Note 1 to the financial statements, FLM has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP
MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas

February 26, 2010

KEMPISTY & COMPANY

CERTIFIED PUBLIC ACCOUNTANTS, P.C.

15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 - TEL (212) 406-7272 - FAX (212) 513-1930

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
FLM Minerals Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheet of FLM Minerals Inc. (an exploration stage company) as of November 30, 2008 and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the company management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FLM Minerals Inc. (an exploration stage company) at November 30, 2008 and the results of its operations and its cash flows for the year then ended. The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to financial statements, the Company is in the exploration stage, and has no permanently established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KEMPISTY & COMPANY CPAs PC
Kempisty & Company
Certified Public Accountants PC
New York, New York
February 25, 2009

FLM MINERALS INC.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	November 30,	November 30,
	2009	2008

Assets
Current Assets
Cash	$81,795	$103,799
Total Assets	$81,795	$103,799

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$7,100	$6,200
Total Liabilities	7,100	6,200

Stockholders' Equity
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value
None issued
Common Stock, 100,000,000 shares authorized, $0.00001 par value
6,906,300 (November 30, 2007 - 6,906,300) shares issued and outstanding - par value	69	69
Additional paid in capital	271,881	271,881
Deficit accumulated	(197,255)	(174,351)
Total Stockholders' Equity	74,695	97,599
Total Liabilities and Stockholders' Equity	$81,795	$103,799

The Accompanying Notes are an Integral Part of These Financial Statements

FLM MINERALS INC.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)

`			Period
			From
	Year		August 31, 2006
	Ended		(Date of Inception)
	November 30,	November 30,	to November 30,
	2009	2008	2009

Expenses
General and administrative	$2,763	$54,239	$86,317
Mineral property costs (Note 3)	-	-	25,227
Professional fees	20,141	23,542	85,711
Total expenses	22,904	77,781	197,255
Net loss for the period	$(22,904)	$(77,781)	$(197,255)

Net loss per share
Basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares
outstanding - basic and diluted	6,906,300	6,906,300

The Accompanying Notes are an Integral Part of These Financial Statements

FLM MINERALS INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)

			Period
			From
	Year		August 31, 2006
	Ended		(Date of Inception)
	November 30,	November 30,	to November 30,
	2009	2008	2009
Cash flows used in operating activities	-	-	-
Net loss for the period	$(22,904)	$(77,781)	$(197,255)
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	900	100	7,100
Net cash used in operating activities	(22,004)	(77,681)	(190,155)

Cash flows from financing activities
Capital stock issued	-	-	271,950
Subscriptions collected	-	-	-
Net cash from financing activities	-	-	271,950
Cash flows used in investing activities
Due from related party	-	-	-
Net cash from investing activities	-	-	-

Cash increase (decrease) during the period	(22,004)	(77,681)	81,795
Cash beginning of the period	103,799	181,480	-
Cash end of the period	$81,795	$103,799	$81,795

Supplemental of cash flow information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The Accompanying Notes are an Integral Part of These Financial Statements

FLM Minerals Inc.
(An Exploration Stage Company)
Statements of Changes in Stockholders’ Equity
From period August 31, 2006 (inception) through November 30, 2009

			Additional
	Common Stock		Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance at August 31, 2006
(inception)	-	$-	$-	$-	$-	$-
Capital stock issued for cash
at $0.00001 per share	6,000,000	60	-	-	-	60
Capital stock issued for cash
at $0.30 per share	906,300	9	271,881	(42,600)	-	229,290
Net loss for period	-	-	-	-	(18,200)	(18,200)
Balance at November 30, 2006	6,906,300	69	271,881	(42,600)	(18,200)	211,150
Share subscriptions received	-	-	-	42,600	-	42,600
Net loss for year	-	-	-	-	(78,370)	(78,370)
Balance at November 30, 2007	6,906,300	69	271,881	-	(96,570)	175,380
Net loss for year	-	-	-	-	(77,781)	(77,781)
Balance at November 30, 2008	6,906,300	69	271,881	-	(174,351)	97,599
Net loss for year ended November 30, 2009	-	-	-	-	(22,904)	(22,904)
Balance at November 30, 2009	6,906,300	$69	$271,881	$-	$(197,255)	$74,695

The Accompanying Notes are an Integral Part of These Financial Statements

FLM Minerals Inc.
(An Exploration Stage Company)
Notes to Financial Statements
November 30, 2009

NOTE 1 – NATURE OF OPERATIONS AND GOING CONCERN

FLM Minerals Inc. (the “Company”) was incorporated in Nevada on August 31, 2006. The Company is an Exploration Stage Company.  The Company’s principal business is the acquisition and exploration of mineral properties. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at November 30, 2009, the Company has never generated any revenues and has an accumulated loss of $197,255 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to donated expenses and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with Accounting Standards Codification 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

FLM Minerals Inc.
(An Exploration Stage Company)
Notes to Financial Statements
November 30, 2009

Fair Value of Financial Instruments

Financial instruments are recorded at fair value in accordance with the standard for "Fair Value Measurements codified within ASC 820", which defines fair values, establishes a three level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measurements:
 Level 1--inputs to the valuation methodology are quoted prices (unadjusted) for identical asset or liabilities in active markets.
 Level 2--inputs to the valuation methodology include closing prices for similar assets and liabilities in active markets, and inputs that are observable for the assets and liabilities, either directly, for substantially the full term of    the financial instruments.
 Level 3--inputs to the valuation methodology are observable and significant to the fair value.

Mineral Property Costs

The Company has been in the exploration stage since its inception on August 31, 2006 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under ASC 360, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Long-lived Assets

In accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in a foreign currency and management has adopted ASC 830, “Foreign Currency Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

FLM Minerals Inc.
(An Exploration Stage Company)
Notes to Financial Statements
November 30, 2009

Recent Accounting Pronouncements

In May 2009, the FASB issued a new accounting standard regarding subsequent events. This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under the new standard, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. For the Company, this standard was effective beginning July 1, 2009.

NOTE 3 – MINERAL PROPERTIES

The cost of the mineral property was not capitalized. Cumulative to November 30, 2009, the Company has recognized property expenses of $25,227 ($5,000 for option payment; $20,227 for property evaluation), as it has not yet been determined whether there are proven or probable reserves on the property.

NOTE 4 – INCOME TAXES
	November 30,
	2009	2008
Deferred tax asset	67,000	59,000
Valuation allowance	(67,000)	(59,000)
Net deferred tax asset	$-	$-

Net operating loss carryforwards totaled approximately $197,000 and $ 174,000 at November 30, 2009 and 2008. The net operating loss carryforwards will begin to expire in the year 2029 if not utilized. After consideration of all the evidence, both positive and negative, management has recorded a valuation allowance at November 30, 2009 and 2008 due to the uncertainty of realizing the deferred tax assets.Utilization of the Company's net operating loss carryforwards are limited based on changes in ownership as defined in Internal Revenue Code Section 382.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Form 10-K and has determined that there were no subsequent events to recognize or disclose in these financial statements.

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

On January 20, 2010, we was notified that the audit practice of Kempisty & Company Certified Public Accountants, P.C., the Company’s independent registered public accounting firm (“K&Co”), was taken over by MaloneBailey, LLP (“MB”) effective as of January 1, 2010.  On January 20, 2010, K&Co resigned as the independent registered public accounting firm of the Company and, with the approval of the Audit Committee of the Company’s Board of Directors, MB was engaged as the Company’s independent registered public accounting firm.

During the two most recent fiscal years and through the date of engagement, we have not consulted with MB regarding either:

1.
The application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that MB  concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.
Any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-K and the related instruction to Item 304 of Regulation S-K, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of November 30, 2009, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Xin Chen	48	President, Principal Executive Officer Principal
#14-8, No. 58 Haidian Road		Financial Officer, Treasurer, Principal Accounting
Haidian District		Officer, Secretary, and sole member of
Beijing, China		the Board of Directors.

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

Executive Officer Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Xin Chen	2009	0	0	0	0	0	0	0	0
President	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

George Heard	2009	0	0	0	0	0	0	0	0
(former President)	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

Jianxing Qian	2009	0	0	0	0	0	0	0	0
(former Principal	2008	0	0	0	0	0	0	0	0
Financial Officer)	2009	0	0	0	0	0	0	0	0

We do not anticipate paying any salaries in 2010.  We do not anticipate paying salaries until we have a defined ore body and begin extracting minerals from the ground.

Compensation of Directors

The members of our board of directors are not compensated for their services as directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts. The following table reflects compensation paid to our directors during the fiscal year ended November 30, 2009.

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

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2009	$13,200	Kempisty & Company, CPA PC
2008	$7,800	Kempisty & Company, CPA PC
2008	$14,000	MacKay LLP, Chartered Accountants

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2009	$0	Kempisty & Company, CPA PC
2008	$0	Kempisty & Company, CPA PC
2008	$0	MacKay LLP, Chartered Accountants

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009	$0	Kempisty & Company, CPA PC
2008	$0	Kempisty & Company, CPA PC
2008	$0	MacKay LLP, Chartered Accountants

(4) All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009	$0	Kempisty & Company, CPA PC
2008	$0	Kempisty & Company, CPA PC
2008	$0	MacKay LLP, Chartered Accountants

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

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	07-12-07	3.1

3.2	Bylaws.	SB-2	07-12-07	3.2

4.1	Specimen Stock Certificate.	SB-2	07-12-07	4.1

10.1	Option Agreement	SB-2	07-12-07	10.1

14.1	Code of Ethics.	10-K	02/28/08	14.1

31.1	Certification of Principal Executive Officer and
	Principal Financial Officer pursuant to 15d_15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as
	adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).				X

99.1	Audit Committee Charter.	10-K	02/28/08	99.1

99.2	Disclosure Committee Charter.	10-K	02/28/08	99.2

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of February, 2010.

FLM MINERALS INC.
(Registrant)

BY:	XIN CHEN
Xin Chen
President, Principal Executive Officer, Principal Financial Officer, Secretary, and sole member of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

XIN CHEN	President, Principal Executive Officer, Principal	February 28, 2010
Xin Chen	Financial Officer, Secretary, and sole member of the Board of Directors

EXHIBIT INDEX
		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	07-12-07	3.1

3.2	Bylaws.	SB-2	07-12-07	3.2

4.1	Specimen Stock Certificate.	SB-2	07-12-07	4.1

10.1	Option Agreement	SB-2	07-12-07	10.1

14.1	Code of Ethics.	10-K	02/28/08	14.1

31.1	Certification of Principal Executive Officer and
	Principal Financial Officer pursuant to 15d_15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as
	adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).				X

99.1	Audit Committee Charter.	10-K	02/28/08	99.1

99.2	Disclosure Committee Charter.	10-K	02/28/08	99.2