Form 10-Q
period 2010-02-28
FLM Minerals Inc.
filed 2010-04-14
CIK 1391174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2010.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
YES [X] NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,906,3000 as of February 28, 2010.

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS FLM MINERALS INC.
(An Exploration Stage Company)
INDEX

PAGE

BALANCE SHEETS	F2

STATEMENTS OF OPERATIONS	F3

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY	F4

STATEMENTS OF CASH FLOWS	F5

NOTES TO FINANCIAL STATEMENTS	F6

FLM MINERALS INC.
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

	February 28,	November 30,
	2010	2009

Assets
Current Assets
Cash	$81,736	$81,795

Total Assets	$81,736	$81,795

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued liabilities	$9,350	$7,100

Total Liabilities	9,350	7,100

Stockholders' Equity
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value
None issued	-	-
Common Stock, 100,000,000 shares authorized, $0.00001 par value
6,906,300 (November 30, 2007 - 6,906,300) shares issued and outstanding - par value	69	69
Additional paid in capital	271,881	271,881
Deficit accumulated during the exploration stage	(199,564)	(197,255)

Total Stockholders' Equity	72,386	74,695

Total Liabilities and Stockholders' Equity	$81,736	$81,795

See notes to financial statements
F-2

FLM MINERALS INC.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

`
			Period From
	Three Month	Three Month	August 31, 2006
	Ended	Ended	(Date of Inception)
	February 28,	February 28,	to February 28,
	2010	2009	2010

Expenses
General and administrative	$209	$459	$86,526
Mineral property costs	-	-	25,227
Professional fees	2,100	4,125	87,811

Total expenses	2,309	4,584	199,564

Net loss for the period	$(2,309)	$(4,584)	$(199,564)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	6,906,300	6,906,300

See notes to financial statements

FLM Minerals Inc. (An Exploration Stage Company)
Statements of Changes in Stockholders’ Equity From period August 31, 2006 (inception) through February 28, 2010
(Unaudited)

			Additional
	Common Stock		Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance at August 31, 2006
(inception)	-	$-	$-	$-	$-	$-

Capital stock issued for cash
at $0.00001 per share	6,000,000	60	-	-	-	60

Capital stock issued for cash
at $0.30 per share	906,300	9	271,881	(42,600)	-	229,290

Net loss for period	-	-	-	-	(18,200)	(18,200)

Balance at November 30, 2006	6,906,300	69	271,881	(42,600)	(18,200)	211,150

Share subscriptions received	-	-	-	42,600	-	42,600

Net loss for year	-	-	-	-	(78,370)	(78,370)

Balance at November 30, 2007	6,906,300	69	271,881	-	(96,570)	175,380

Net loss for year	-	-	-	-	(77,781)	(77,781)

Balance at November 30, 2008	6,906,300	69	271,881	-	(174,351)	97,599

Net loss for year	-	-	-	-	(22,904)	(22,904)

Balance at November 30, 2009	6,906,300	$69	$271,881	$-	$(197,255)	$74,695

Net loss for the period ended February 28, 2010				-	(2,309)	(2,309)

Balance at February 28, 2010	6,906,300	$69	$271,881	$-	$(199,564)	$72,386

See notes to financial statements

FLM MINERALS INC. (An Exploration Stage Company) Statements of Cash Flows (Expressed in US Dollars) (Unaudited)

			Period From
	Three Month	Three Month	August 31, 2006
	Ended	Ended	(Date of Inception)
	February 28,	February 28,	to February 28,
	2010	2009	2010
	-	-	-
Cash flows used in operating activities
Net loss for the period	$(2,309)	$(4,584)	$(199,564)
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	2,250	(600)	9,350
Net cash used in operating activities	(59)	(5,184)	(190,214)
Cash flows from financing activities
Capital stock issued	-	-	271,950
Subscriptions collected	-	-	-
Net cash from financing activities	-	-	271,950
Cash flows used in investing activities
Due from related party	-	-	-
Net cash from investing activities	-	-	-
Cash increase (decrease) during the period	(59)	(5,184)	81,736

Cash beginning of the period	81,795	103,799	-

Cash end of the period	$81,736	$98,615	$81,736
Supplemental of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to financial statements

FLM Minerals Inc.
(An Exploration Stage Company)
Notes to Financial Statements
February 28, 2010
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND CONTINUANCE OF BUSINESS

Basis of Presentation

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Article 10 of Regulations S-X in the United States of America and are presented in United States dollars.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended November 30, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in Form 10-K. In the opinion of Management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the three months ended February 28, 2010 are not necessarily indicative of the results that may be expected for the year ending November 30, 2010.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at February 28, 2010, the Company has never generated any revenues and has an accumulated loss of $199,564 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

We do not own an interest in any property and have moved our principal focus to seeking opportunities in China.

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

Results of Operations
From Inception on August 31, 2006 to February 28, 2010

On October 18, 2006, we entered into an option agreement with Altair Minerals Inc. to purchase the New Dawn property comprised of four twenty acre mining claims.  The agreement with Altair Minerals Inc. was terminated on December 14, 2007.

We raised $271,890 in a private placement pursuant to Regulation S of the Securities Act of 1933.

Since inception, we have used the proceeds from the private placement to fund our operations. No work had been done on the property as at February 28. Management has evaluated two potentially larger and presumably more financeable prospects in Mainland China. Based on our evaluations, neither has been acquired.

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

To become profitable and competitive, we must conduct research and exploration of a property before we start production of any minerals we may find.

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

As of February 28, 2010, our total assets were $81,736 and our total liabilities were $9,350.

Recent accounting pronouncements

The Company does not expect any recent accounting pronouncements to have an impact on its financial position, operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure controls

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

Changes

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 13th day of April, 2010.

BY:	FLM MINERALS INC. XIN CHEN Xin Chen President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary, Treasurer and a member of the Board of Directors

EXHIBIT INDEX

Exhibit Number	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.