Form 10-Q
period 2010-05-31
FLM Minerals Inc.
filed 2010-07-12
CIK 1391174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53160

FLM MINERALS INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

#14 - 8 No. 58 Haidian Road
Haidian District
Beijing, China 100086
 (Address of principal executive offices, including zip code.)

011 86 106261 6955
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [  ]     NO [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [X]     NO [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  6,906,300 as of July 9, 2010

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS FLM MINERALS INC.
(An Exploration Stage Company)
INDEX

FLM MINERALS INC.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	May 31,	November 30,
	2010	2009
	(Unaudited)
Assets
Current Assets
Cash	$70,758	$81,795
Total Assets	$70,758	$81,795
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$3,700	$7,100
Total Liabilities	3,700	7,100

Stockholders' Equity
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value
None issued	-	-
Common Stock, 100,000,000 shares authorized, $0.00001 par value
6,906,300 shares issued and outstanding - par value	69	69
Additional paid in capital	271,881	271,881
Deficit accumulated during the exploration stage	(204,892)	(197,255)
Total Stockholders' Equity	67,058	74,695
Total Liabilities and Stockholders' Equity	$70,758	$81,795

The Accompanying Notes are an Integral Part of These Financial Statements

FLM MINERALS INC.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

`					Period
					From
	Three Month	Three Month	Six Month	Six Month	August 31, 2006
	Ended	Ended	Ended	Ended	(Date of Inception)
	May 31,	May 31,	May 31,	May 31,	to May 31,
	2010	2009	2010	2009	2010

Expenses
General and administrative	$318	$831	$527	$1,290	$86,844
Mineral property costs	-		-	-	25,227
Professional fees	5,010	3,600	7,110	7,725	92,821
Total expenses	5,328	4,431	7,637	9,015	204,892
Net loss for the period	$(5,328)	$(4,431)	$(7,637)	$(9,015)	$(204,892)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares
outstanding - basic and diluted	6,906,300	6,906,300	6,906,300	6,906,300

The Accompanying Notes are an Integral Part of These Financial Statements

FLM MINERALS INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

			Period From
	Six Month	Six Month	August 31, 2006
	Ended	Ended	(Date of Inception)
	May 31,	May 31,	to May 31,
	2010	2009	2010

Cash flows used in operating activities	-		-
Net loss for the period	$(7,637)	$(9,015)	$(204,892)
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	(3,400)	(4,400)	3,700
Net cash used in operating activities	(11,037)	(13,415)	(201,192)

Cash flows from financing activities
Capital stock issued	-		271,950
Subscriptions collected	-		-
Net cash from financing activities	-		271,950
Cash flows used in investing activities
Due from related party	-		-
Net cash from investing activities	-		-

Cash increase (decrease) during the period	(11,037)	(13,415)	70,758

Cash beginning of the period	81,795	103,799	-

Cash end of the period	$70,758	90,384	$70,758

Supplemental of cash flow information:
Interest paid	$-		$-
Income taxes paid	$-		$-

The Accompanying Notes are an Integral Part of These Financial Statements

FLM Minerals Inc.
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2010
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

The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in Form 10-K. In the opinion of Management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the six months ended May 31, 2010 are not necessarily indicative of the results that may be expected for the year ending November 30, 2010.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at May 31, 2010, the Company has never generated any revenues and has an accumulated loss of $204,892 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUBSEQUENT EVENTS

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

Results of Operations
From Inception on August 31, 2006 to May 31, 2010

On October 18, 2006, we entered into an option agreement with Altair Minerals Inc. to purchase the New Dawn property comprised of four twenty acre mining claims.  The agreement with Altair Minerals Inc. was terminated on December 14, 2007.

On November 30, 2006, we raised $271,890 in a private placement pursuant to Regulation S of the Securities Act of 1933.

Since inception, we have used the proceeds from the private placement to fund our operations. No work had been done on the property as at May 31. Management has evaluated two potentially larger and presumably more financeable prospects in Mainland China. Based on our evaluations, neither has been acquired.

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

As of May 31, 2010, our total assets were $70,758 and our total liabilities were $3,700.

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

Changes

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 9th day of July, 2010.

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