Form 10-Q
period 2010-08-31
FLM Minerals Inc.
filed 2010-10-15
CIK 1391174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   6,906,300 as of October 15, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

FLM MINERALS INC.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)
(Unaudited)

	August 31,	November 30,
	2010	2009

Assets
Current Assets
Cash	$61,487	$81,795

Total Assets	$61,487	$81,795
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$1,800	$7,100

Total Liabilities	1,800	7,100

Stockholders' Equity
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value
None issued	-	-
Common Stock, 100,000,000 shares authorized, $0.00001 par value
6,906,300 shares issued and outstanding, respectively	69	69
Additional paid in capital	271,881	271,881
Deficit accumulated during the exploration stage	(212,263)	(197,255)
Total Stockholders' Equity	59,687	74,695
Total Liabilities and Stockholders' Equity	$61,487	$81,795

The Accompanying Notes are an Integral Part of These Financial Statements

FLM MINERALS INC.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

					Period From
	Three Month	Three Month	Nine Month	Nine Month	August 31, 2006
	Ended	Ended	Ended	Ended	(Date of Inception)
	August 31,	August 31,	August 31,	August 31,	to August 31,
	2010	2009	2010	2009	2010

Expenses
General and administrative	$571	$717	$1,099	$2,007	$87,416
Mineral property costs	-		-	-	25,227
Professional fees	6,799	3,692	13,909	11,417	99,620

Total expenses	7,370	4,409	15,008	13,424	212,263
Net loss for the period	$(7,370)	$(4,409)	$(15,008)	$(13,424)	$(212,263)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
shares outstanding - basic and diluted	6,906,300	6,906,300	6,906,300	6,906,300

The Accompanying Notes are an Integral Part of These Financial Statements

FLM MINERALS INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

			Period From
	Nine Month	Nine Month	August 31, 2006
	Ended	Ended	(Date of Inception)
	August 31,	May 31,	to August 31,
	2010	2009	2010

Cash flows used in operating activities
Net loss for the period	$(15,008)	$(13,424)	$(212,263)
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	(5,300)	(4,400)	1,800

Net cash used in operating activities	(20,308)	(17,824)	(210,463)

Cash flows from financing activities
Capital stock issued	-		271,950
Net cash from financing activities	-		271,950
Cash flows used in investing activities
Due from related party	-		-
Net cash from investing activities	-		-

Cash increase (decrease) during the period	(20,308)	(17,824)	61,487

Cash beginning of the period	81,795	103,799	-

Cash end of the period	$61,487	85,975	$61,487

Supplemental of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The Accompanying Notes are an Integral Part of These Financial Statements

FLM Minerals Inc.
(An Exploration Stage Company)
Notes to Financial Statements
August 31, 2010
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

The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in Form 10-K. In the opinion of Management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the nine months ended August 31, 2010 are not necessarily indicative of the results that may be expected for the year ending November 30, 2010.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of August 31, 2010, the Company has never generated any revenues and has an accumlated loss of $212,263 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. These interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

F-4

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

We are an exploration corporation and have not yet generated or realized any revenues from our business operations.

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

Since inception, we have used the proceeds from the private placement to fund our operations. Management evaluated two potentially larger and presumably more financeable prospects in Mainland China. Based on our evaluations, neither has been acquired.  We intend to continue to seek prospects in China.

Limited Operating History; Need for Additional Capital

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

As of August 31, 2010, our total assets were $61,487 and our total liabilities were $1,800.

   As of August 31, 2010, we have never generated any revenues and have an accumulated loss of $212,263 since inception. These factors raise substantial doubt regarding our ability to continue as a going concern. We have never paid any dividends and are unlikely to pay dividends or generate earnings in the immediate or foreseeable future. Our continuation as a going concern is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations, confirmation of our interests in the underlying properties, and the attainment of profitable operations.

Recent accounting pronouncements

We do not expect any recent accounting pronouncements to have an impact on its financial position, operations or cash flows.

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

    There were no changes in our internal control over financial reporting during the quarter ended August 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 15th day of October, 2010.

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