Form 10-K
period 2010-11-30
FLM Minerals Inc.
filed 2011-03-16
CIK 1391174

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2010

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

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act:    YES [X]   NO [   ]

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [X]   NO [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of November 30, 2010: $0.00.

At March 11, 2011, 6,906,300, shares of the registrant’s common stock were outstanding.

PART I

ITEM 1.          BUSINESS.

We were incorporated on August 31, 2006.  Our administrative office is located at 14-8, No. 58 Haidian Road, Haidian District, Beijing, China, 100086 and our telephone number is 011 86 10 6261 6955 and our registered statutory office is located at 6100 Neil Road, Suite 500, Reno, Nevada 89511. Our fiscal year end is November 30th.  Our mailing address is 14-8. No. 58 HaidianRoad, Haidian District, Beijing, China, 100086.

We are an exploration stage mining company.  We have no ore bodies.  We acquired the right to conduct exploration activities on four claims known as the New Dawn claims on October 18, 2006 pursuant to an agreement with Altair Minerals Inc, which right we terminated.  We have been and are  currently seeking mineral opportunities in China.

Our proposed exploration program

We intend to acquire or option a property and prospect for gold in China. Our target is mineralized material. Our success depends upon finding mineralized material. Mineralized material is a mineralized body which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations.

In addition, we may not have enough money to complete the exploration of our property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and cannot raise it, we will have to suspend or cease operations.

After we acquire a property, we must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed. There is no assurance that we will ever acquire or option a property.

We intend to seek out raw undeveloped property by retaining the services of a professional mining geologist to be selected. As of the date of this registration statement, we have not selected a geologist. Our properties will in all likelihood be undeveloped raw land. That is because raw undeveloped land is much cheaper than to try to acquire an existing developed property. A developed property is one with a defined ore body.

Thereafter, exploration will be initiated.

We do not know if we will find mineralized material.

Our exploration program is designed to economically explore any property we may obtain. Again, at the present time we do not own any interest in any properties.

We do not claim to have any minerals or reserves whatsoever.

We intend to implement an exploration program which consists of rock sampling. Rock sampling is the collection of a series of small chips over a measured distance, which is then submitted for a chemical analysis, usually to determine the metallic content over the sampled interval, a pre-determined grid laid out on the property. If the rock sampling is successful, then further work by way of a Controlled Source Magnetotelluric survey may be in order. This is an electromagnetic method used to map the variation of the Earth's resistivity (the resistance of the earth to conduct electricity) by measuring naturally occurring electric and magnetic fields at the Earth's surface. This process gives an indication of where drilling locations may be warranted. If drilling were to be indicated, then our first choice would be Reverse

Circulation Drilling. This is a less expensive form of drilling that does not allow for the recovery of a tube or core of rock. The material is brought up from depth as a series of small chips of rock that are then bagged and sent in for analysis. This is a quicker and cheaper method of drilling, but does not necessarily give one as much information about the underlying rocks. If warranted, core sampling would follow this stage. Core sampling is the process of drilling holes to a depth of up to 1,400 feet in order to extract samples of earth. Our mining engineer will determine where drilling will occur on the property. As of the date of this registration statement, we have not retained the services of any mining engineers, and would not entertain doing so until an appropriate property has been secured. The drill samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the drill samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property. Our current financial condition is designed to only fund the costs of rock sampling and testing.

Our plan of operation, time frames involved and costs are as follows:

Item or Activity	Cost
Property Acquisition	$10,000
Consulting Service	$5,000
Surface Sampling & Geochemical Analysis	$15,000
Dozer, Grader, Backhoe, ATV	$12,000
Reclamation/Bond	$3,000
Field Supplies	$300
Travel Expenses	$3,000

We have allocated $10,000 for the securing of one property in China. We have not selected a property at this time. We intend to secure a property within the next twelve months. The cost of which should not exceed $10,000.

Exploration expenditures consist of fees to be paid for consulting services connected with exploration, the cost of rock sampling (the collection of a series of small chips over a measured distance, which is then submitted for a chemical analysis, usually to determine the metallic content over the sampled interval, a pre-determined location(s) on the property), and cost of analyzing these samples. Since we do not own an interest in any properties, we have not begun exploration. Consulting fees will not be paid except on an as needed basis and should not exceed $5,000.00 for the next 12 months.

We have allocated a range of money for exploration. That is because we do not know how much will ultimately be needed for exploration. If our initial exploration proves positive results, we will expand the exploration activities to include reverse circulation drilling. This is a less expensive form of drilling that does not allow for the recovery of a tube or core of rock. The material is brought up from depth as a series of small chips of rock that are then bagged and sent in for analysis. This is a quicker and cheaper method of drilling, but does not necessarily give one as much information about the underlying rocks. If warranted, core drilling would follow this stage.

If we discover significant quantities of mineralized material, we will begin technical and economic feasibility studies to determine if we have reserves. Only if we have reserves will we consider developing the property.

Once we have secured a property, and if through early stage exploration we find mineralized material and it is feasible to expand the exploration program, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need, we will have to find alternative sources of funding, like a public offering, a private placement of securities, or loans from our officers or others.

We have discussed this matter with our officer and director, however, our officer and director is unwilling to make any commitment to loan us any significant amounts of money at this time. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

We will be conducting research in the form of exploration of the property we intend to secure. Our exploration program is explained in as much detail as possible in the business section of this registration statement. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until we have located a body of minerals and we have determined they are economical to extract from the land.

The breakdown of estimated times and dollars was made in consultation with mining engineers in China.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

If we are unable to complete exploration because we do not have enough money, we will cease operations until we raise more money. If we cannot or do not raise more money, we will cease operations. If we cease operations, we don't know what we will do and we don't have any plans to do anything else.

We cannot provide you with a more detailed discussion of how our exploration program will work and what we expect will be our likelihood of success. That is because we do not own an interest in a property. We may or may not find any mineralized material. We hope we do, but it is impossible to predict the likelihood of such an event.

We do not have a plan to take our company to revenue generation. That is because we have not located an ore body yet and it is impossible to project revenue generation from nothing.

If we do not find mineralized material, we will allow the option to expire.

Gold Mining In China

Gold mining in China dates back to the Song Dynasty. The Chinese government began reforms in the mid-1990s encouraging small operators to consolidate and allow foreign companies to form joint ventures.  The intent was for Chinese companies to learn modern management practices; financial controls; and industrial, environmental and safety standards.

Chinese Mining Law

The Mineral Resources Law of the PRC is the principal mining law of the State. Together with the PRC Constitution, it stipulates that rights to the mineral resources within the territories of China vest in the State.

Constitution

Under the Chinese Constitution, all mineral resources occurring within China's territorial boundaries belong to the State, and there is a tri-level structure of legislative power whereby the lower level is subject to, and must not contravene, the more upper level. The three levels of legislative power consist of national legislation (the National People's Congress), followed by the state administrative rules and regulations (State administration), and finally, by the local regulations (provincial congresses).  Administrative departments functioning directly under the State Council may formulate implementation rules, which will have effect within their respective departments.

Laws

The Mineral Resources Law of the PRC, adopted March 19, 1986, amended on August 29, 1996 ("Amendments") and effective as amended as of January 1, 1997 (after passage of the 21st Session of the Standing Committee of the 8th National People's Congress on August 29, 1996), is the principal mining law. The Amendments were adopted to achieve the policy goals set forth above. Same treatment is now to be accorded foreign investment enterprises as to domestic enterprises, regarding exploration rights, mining rights and the transfer of those rights.

China has adopted a licensing-type of system for the exploration and exploitation of the mineral resources. Exploration permits (or licenses) are registered and issued to "licensees" in the form of 3-year leases (7 years for oil and gas) from the Central or the Provincial Bureau of Land and Resources. The exploration permit area is described by a "basic block" of 1' of longitude x 1' of latitude (approximately 848 acres);15 an exploration permit for metallic and non-metallic minerals has a maximum of 40 basic blocks and for coal, has a maximum of 200 basic blocks.

When an economic deposit is discovered, the licensee may apply for a 2-year renewal or retention of the exploration right (permit) within thirty (30) days prior to expiration of the permit term, for a maximum period of four (4) years or two extensions, covering the area of the economic deposit.  Among the obligations under the permit are scheduled minimum exploration expenditures18 (the portion of which actual expenditures are greater than the year's scheduled expenditures is creditable against the next year's scheduled expenditures), reporting requirements with the local county and licensing authority and scheduled payments per kilometer for exploration right (i.e., rentals). The permittee, with approval and compliance with exploration expenditures, may transfer its explorations right.

The mining license holders of a mining right are termed "concessionaires," and their license terms are determined by the magnitude of a mining project. If the size of a mining project is large, the maximum term of the mining license is thirty (30) years, and scaled down from there to as low as ten (10) years for one small in size.  The mining licensee may extend the term of a mining license with an application thirty (30) days prior to expiration of the term. The "rentals" for exercise of the mining right are a fee of 1,000 RMB per square kilometer per year. The Ministry of Land and Resources is responsible for approving exploitation applications for coal, hydrocarbons, precious metals, most base metals, most non-metallics, rare earths and other minerals as listed in the appendix to the Regulations on Registration for Exploration of Mineral Resources, for large scale reserves. The concessionaire, or mining licensee, may transfer with governmental approval all or a portion of its mining right.

While taxation and environmental regulation are beyond the general scope of this paper, the reader should be aware that significant regulations exist in these areas affecting mining. There are numerous taxes, charges and fees that apply to the mineral industries, including the value added tax, resources tax, mineral resources compensation (royalties), corporate income tax, city construction tax, land use tax, business tax and other taxes or assessments. As for environmental regulations, the basic laws in China governing environmental protection in the mineral industry sector of the economy are the Environmental Protection Law and the Mineral Resources Law.

Administrative regulations

The legal rights and interests of the holder of mineral titles are under the protection of the Chinese Government, pursuant to the Rules for Implementation of the Mineral Resources Law of the PRC, promulgated March 20, 1994 ("Mineral Resources Rule"). As discussed above, China has adopted a licensing-type system for exploration and exploitation of its mineral resources; the exploration permittee, or holder of the exploration permit has the following rights: to undertake without interference exploration within the area under permit during the permit term, to have a priority to obtain a mining license upon discovery of a mineral deposit of commercial value, to construct necessary exploration facilities and to pass through other exploration areas and adjacent ground to access the permitted area, among other rights.

While exploration permits are registered and issued to licensees in the form of 3-year term leases, initially, from the Central or Provincial Bureau of Land and Resources, as discussed above, at least one longer term joint venture lease (20 years) has been reported.  The obligations of the permittees include the following: to start exploration within the prescribed term, to report to the appropriate exploration management government agency, to conduct its exploration activities in accordance with the permit, to conduct a comprehensive exploration program for all key and associated minerals, to submit mineral exploration reports for review and approval and to comply with other applicable laws and regulations.

The amended law stipulates that an exploration licensee has a priority, an exclusive right to obtain the "mining right" within the area under the exploration right, when there has been a discovery, to conduct mining operations, pursuant to applicable regulations (for example: mining plans, financial and technical qualifications and environmental impact statements).

Once mining licenses are obtained, the rights of the concessionaires include the following: to conduct mining operations within the term and mining area prescribed by the license, to sell the mineral products by themselves, except for those mineral products which the State Council had prescribed for unified purchase, to construct production facilities within the mining area, to acquire land use and other rights. As well, the concessionaires have obligations including reporting requirements and submission to inspections. Additionally, the miner - applicant for a mining right (concession) must present, with its plan for development and utilization of the mineral resources under lease, an environmental impact statement.

On February 12, 1998, the State Council issued three sets of regulations (the three "items of regulations") to implement the Amendments, as follows: (1) the Regulations on Registration for Mineral Exploration; (2) the Regulations on Registration for Exploration of Mineral Resources; and (3) the Regulations on Transfer of Exploration Rights and Mining Rights.

Local law considerations

The congress of a province or autonomous may adopt local mining regulations. The departments under provincial governments, autonomous regions and municipalities directly under the Central Government are responsible for exploration applications for mineral resources not reviewed by the Ministry of Land and Resources, such as oil shales, manganese, chromium, iron or sulphur and those whose reserves are "medium" in scale. Prefecture and county level departments are responsible for "small-scale" mineral resources.

Laws and regulations relating to foreign investment

China first allowed foreign investment in prospecting and mining in 1993 with prospecting for, and exploitation of, the Tarim Basin's natural gas reserves in western China. The Ministry approves exploration applications for mineral resources to be explored by foreign investment entities. The mineral resources available to foreign investments (generally not as wholly owned foreign investments) are divided into three categories: (1) Group A ("encouraged" projects) -- coal and associated minerals mining and separation, iron ore mining and beneficiation, base metal (copper, lead, zinc and aluminum) and nonmetallic minerals; (2) Group B ("restricted" projects) -- coke/coal mining, copper processing, precious metal mining and processing (gold, silver, and platinum group metals), other base metals (tin, tungsten and antimony), rare earth minerals and gemstones; and (3) Group D -- minerals not included in Group A, B or C.41 A "Group C" project for prohibited minerals includes radioactive minerals, boromagnesites and celestites.

The Ministry approves exploration applications for mineral resources to be exploited (mined) by foreign investment. The transfer of foreign investment mining rights, as well as similar (mined) exploration rights, are subject to approval by the Ministry pursuant to any other transfer conditions as discussed above.

The general procedure for implementing foreign investment in exploration of Chinese mineral resources (at the Central Government level) is described as a seven step process: Step 1 - inquire with the Ministry about available land areas; Step 2 - reserve the name of the proposed entity; Step 3 - apply to the Ministry for designation of an exploration (or mining) area; Step 4 - apply to the Ministry of Foreign Trade and Economic Cooperation (or local agency) for authority of the proposed business entity; Step 5 - obtain a business license; Step 6 - apply to the Ministry for a grant of the exploration right (or the mining right); and Step 7 - apply to the Ministry for a land use right.43 The Ministry of Foreign Trade and Economic Cooperation and the State Environmental Protection Agency issued provisions in 1993 on environmental protection management with regard to foreign investment.

Of particular interest for foreign investment, gold and silver (pursuant to an official "Gold Policy") have been subject to regulatory changes of their restricted or protected status in the 1990s. Under the Gold Policy, gold had to be sold by the miner exclusively to the Bank of China at the current international market price discounted, initially, at 10% and, subsequently, at 3%. Pursuant to State Council direction, the Bank of China has authority to adjust the purchase price with respect to the gold market prices under certain criteria. The price of gold has been raised to more closely track the international market prices, e.g., the "London Fix." Subject to the same policy are the low grade (less than 0.03 ounces per ton) and refractory-processed (sulphide ore) gold deposits, that have been the sole deposits open to foreign investors; however, such foreign investors may retain their investment if, as development proceeds, they discover a high grade or nonrefractory gold deposit.

Revised regulations for the settlement, selling and payment of foreign exchange came into effect in 1996. The foreign exchange regulations apply to domestic, as well as foreign, investment enterprises.

Chinese General Business Laws

In China, we are required to register as a private enterprise.  A private enterprise is one which is privately funded, that is not state funded.  We intend to so register as soon as we complete our public offering.  The registration fee is 0.1% of our capital or $0.01, however, there is a minimum fee of 50 RMB.  We will pay the minimum fee upon completion of our public offering.  In addition, we will pay a business tax of 3% of our net revenues.  Business tax rates in China are at a flat rate, but vary based upon the business.  While we pay 3%, entertainment companies pay 15%.

It is very important to remember in China that rules and regulations are conditioned upon satisfaction of Chinese “social interests”.  This allows for a subjective determination by the government when issuing licenses.  We intend to seek our license after we complete our public offering and are in a position to begin operations.  If we are unable to raise the minimum amount in this offering, we will not seek the license.

The majority of our revenues will be settled in RMB and, any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used.  The Chinese laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties   Because of the legal uncertainties and because the majority of our assets may be located in the People’s Republic of China (the “PRC”), it may be extremely difficult to access those assets to satisfy an award entered against us in United States court. Moreover, PRC does not have treaties with the United States providing for the reciprocal recognition and enforcement of judgments of courts.   Further, in considering whether to enforce a foreign judgment in China, the court considers whether the judgment violates basic principles of the law of the PRC; its social interests; and ascertains that foreign judgment has validity.  If the court is not satisfied with the foregoing, the matter is referred back to the jurisdiction that rendered the judgment. The cost and likelihood of successfully enforcing a U.S. judgment in China is, in our opinion, remote at best.

Employees and Employment Agreements

At present, we have no full-time employees. Our officer and director is a part-time employee and will devote about 10 hours or 25% of his time per week to our operation. Our sole officer and director does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Our officers and directors will handle our administrative duties.  As of February 28, 2010, we have not looked for or talked to any geologists or engineers who will perform work for us in the future.

ITEM 1A.       RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.       UNRESOLVED STAFF COMMENTS.

We currently have outstanding comments relating to our post effective amendment no. 1 to our Form S-1 registration statement filed with the SEC on October 5, 2010, SEC file no. 333-140933.

ITEM 2.          PROPERTIES.

We currently do not own any real property or any rights in any real property.

ITEM 3.          LEGAL PROCEEDINGS.

We are not presently a party to any litigation.

PART II

ITEM 5.	MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our stock was listed for trading on the Bulletin Board operated the Financial Industry Regulatory Authority (FINRA) on June 25, 2007 under the symbol “FLMS”.   Thereafter, our sole market maker decided to discontinue making a market in our stock and we were dropped from the Bulletin Board.  We currently trade on the Pink Sheets.  We have no listed market makers.  There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

Fiscal Year
2010	High Bid	Low Bid
Fourth Quarter 9-01-10 to 11-30-10	$0.85	$0.85
Third Quarter 6-01-10 to 8-31-10	$0.85	$0.85
Second Quarter 3-01-10 to 5-31-10	$0.85	$0.85
First Quarter 12-01-09 to 2-28-10	$0.85	$0.85

Fiscal Year
2009	High Bid	Low Bid
Fourth Quarter 9-01-09 to 11-30-09	$0.85	$0.85
Third Quarter 6-01-09 to 8-31-09	$0.85	$0.85
Second Quarter 3-01-09 to 5-31-09	$0.85	$0.85
First Quarter 12-01-08 to 2-28-09	$0.85	$0.85

Holders

On November 30, 2010, we had 65 shareholders of record of our common stock.

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

Section 15(g) of the Securities Exchange Act of 1934

Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as id and offer quotes, a dealers spread and broker/dealer compensation; the broker/dealer compensation, the broker/dealers’ duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers’ rights and remedies in cases of fraud in penny stock transactions; and, FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

ITEM 6.          SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

Our sole officer and director is unwilling to make any commitment to loan us any money at this time. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it, we will either have to suspend activities until we do raise the cash, or cease activities entirely. Other than as described in this paragraph, we have no other financing plans. Our success or failure will be determined by what we find under the ground.

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

Results of Operations

From Inception on August 31, 2006 to December 31, 2010

On October 18, 2006, we entered into an option agreement with Altair Minerals Inc. to purchase the New Dawn property comprised of four twenty acre mining claims.  The agreement with Altair Minerals Inc. was terminated on December 14, 2007.

We raised $271,890 in a private placement pursuant to Regulation S of the Securities Act of 1933.

Since inception, we have used the proceeds from the private placement to fund our operations. No work had been done on the property we previously owned. Management has evaluated two potentially larger and presumably more financeable prospects in Mainland China. Based on our evaluations, neither has been acquired.

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

Liquidity and Capital Resources

As of the date of November 30, 2010, we have yet to generate any revenues from our business operations.

We issued 6,906,300 shares of common stock pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. This was accounted for as a purchase of shares of common stock.

As of November 30, 2010, our total assets were $56,941 and our total liabilities were $7,000.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FLM MINERALS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
FLM Minerals, Inc.
(an exploration stage company)
Beijing, China

We have audited the accompanying balance sheets of FLM Minerals, Inc. (“FLM”) as of November 30, 2010 and 2009 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended and for the period from August 31, 2006 (inception) through November 30, 2010. These financial statements are the responsibility of FLM’s management. Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements for the cumulative period from August 31, 2006 (inception) through November 30, 2008 were audited by other auditors whose report dated February 25, 2009 expressed an unqualified opinion on those statements with an explanatory paragraph discussing FLM’s ability to continue as a going concern.  Our opinion on the statements of operations, stockholders’ equity and cash flows from inception of the exploration stage through November 30, 2010, insofar as it relates to amounts for prior periods through November 30, 2008, is solely based on the report of the other auditors.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. FLM is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of FLM’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FLM as of November 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and for the period from August 31, 2006 (inception) through November 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that FLM will continue as a going concern. As discussed in Note 1 to the financial statements, FLM has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP
MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas
March 14, 2011

FLM MINERALS INC.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	November 30,	November 30,
	2010	2009

Assets

Current Assets

Cash	$56,941	$81,795

Total Assets	$56,941	$81,795

Liabilities and Stockholders' Equity

Current Liabilities

Accounts payable and accrued liabilities	$7,000	$7,100

Total Liabilities	7,000	7,100

Stockholders' Equity

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value
None issued

Common Stock, 100,000,000 shares authorized, $0.00001 par value
6,906,300 shares issued and outstanding - par value	69	69

Additional paid in capital	271,881	271,881

Deficit accumulated during the exploration stage	(222,009)	(197,255)

Total Stockholders' Equity	49,941	74,695

Total Liabilities and Stockholders' Equity	$56,941	$81,795

The Accompanying Notes are an Integral Part of These Financial Statements

FLM MINERALS INC.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)

			Period
			From
	Year	Year	August 31, 2006
	Ended	Ended	(Date of Inception)
	November 30	November 30	to November 30,
	2010	2009	2010

Expenses

General and administrative	$2,062	$2,763	$88,379
Mineral property costs	-	-	25,227
Professional fees	22,692	20,141	108,403

Total expenses	24,754	22,904	222,009

Net loss for the period	$(24,754)	$(22,904)	$(222,009)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares
outstanding - basic and diluted	6,906,300	6,906,300

The Accompanying Notes are an Integral Part of These Financial Statements

FLM MINERALS INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)

			Period From
	Year	Year	August 31, 2006
	Ended	Ended	(Date of Inception)
	November 30	November 30	to November 30,
	2010	2009	2010

Cash flows used in operating activities

Net loss for the period	$(24,754)	$(22,904)	$(222,009)
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and
accrued liabilities	(100)	900	7,000

Net cash used in operating activities	(24,854)	(22,004)	(215,009)

Cash flows from financing activities

Capital stock issued	-	-	271,950
Subscriptions collected	-	-	-

Net cash from financing activities	-	-	271,950

Cash flows used in investing activities

Due from related party	-	-	-

Net cash from investing activities	-	-	-

Cash increase (decrease) during the period	(24,854)	(22,004)	56,941

Cash beginning of the period	81,795	103,799	-

Cash end of the period	$56,941	81,795	$56,941

Supplemental of cash flow information:
Interest paid	$-		$-
Income taxes paid	$-		$-

The Accompanying Notes are an Integral Part of These Financial Statements

FLM Minerals Inc.
(An Exploration Stage Company)
Statements of Changes in Stockholders’ Equity
From period August 31, 2006 (inception) through November 30, 2010

			Additional
	Common Stock		Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance at August 31, 2006
(inception)	-	$-	$-	$-	$-	$-

Capital stock issued for cash
at $0.00001 per share	6,000,000	60	-	-	-	60

Capital stock issued for cash
at $0.30 per share	906,300	9	271,881	(42,600)	-	229,290

Net loss for period	-	-	-	-	(18,200)	(18,200)

Balance at November 30, 2006	6,906,300	69	271,881	(42,600)	(18,200)	211,150

Share subscriptions received	-	-	-	42,600	-	42,600

Net loss for year	-	-	-	-	(78,370)	(78,370)

Balance at November 30, 2007	6,906,300	69	271,881	-	(96,570)	175,380

Net loss for year	-	-	-	-	(77,781)	(77,781)

Balance at November 30, 2008	6,906,300	69	271,881	-	(174,351)	97,599

Net loss for year ended November 30, 2009	-	-	-	-	(22,904)	(22,904)

Balance at November 30, 2009	6,906,300	$69	$271,881	$-	$(197,255)	$74,695

Net loss for the year ended November 30, 2010				-	(24,754)	(24,754)

Balance at November 30, 2010	6,906,300	$69	$271,881	$-	$(222,009)	$49,941

The Accompanying Notes are an Integral Part of These Financial Statements

FLM Minerals Inc.
(An Exploration Stage Company)
Notes to Financial Statements
November 30, 2010

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

The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at November 30, 2010, the Company has never generated any revenues and has an accumulated loss of $222,009 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

FLM Minerals Inc.
(An Exploration Stage Company)
Notes to Financial Statements
November 30, 2010

Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with Accounting Standards Codification (“ASC”) 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  As of November 30, 2010 and 2009 basic and diluted EPS were the same as there were no dilutive instruments outstanding.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Mineral Property Costs

The Company has been in the exploration stage since its inception on August 31, 2006 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. The Company assesses the carrying costs for impairment under ASC 360, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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
November 30, 2010

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

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 3 – MINERAL PROPERTIES

The cost of the mineral property was not capitalized. Cumulative to November 30, 2010, the Company has recognized property expenses of $25,227, as it has not yet been determined whether there are proven or probable reserves on the property.

NOTE 4 – FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency, or credit risks arising from these financial instruments.  The fair values of these financial instruments approximate their carrying value, unless otherwise noted.

Currency risk is the risk to the Company's earnings that arises from fluctuations of foreign exchange rates and the degree of volatility of these rates. The Company does not use derivative instruments to reduce its exposure to foreign currency risk.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to November 30, 2010, included in this report have been audited by MaloneBailey, LLP, as set forth in this annual report.

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

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Report on Internal Control over Financial Reporting

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

Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of November 30, 2010, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2010 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Officers and Directors

Our directors serve until their successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serves until their successor is duly elected and qualified, or until they are removed from office.  The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Xin Chen	50	President, Principal Executive Officer Principal
#14-8, No. 58 Haidian Road		Financial Officer, Treasurer, Principal Accounting
Haidian District		Officer, Secretary, and sole member of
Beijing, China		the Board of Directors.

The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors

Since September 11, 2008, Mr. Chen has been our president, principal executive officer, principal financial officer, principal accounting officer, treasurer, secretary and sole member of the board of directors of FLM Minerals, Inc.  From October 29, 2006 to January 18, 2008, he was president, CEO and director of Kinglake Resources, Inc.  Since July 2004, he has been the owner of Beijing ENET Information Consulting Co. Ltd., located in Beijing, China. Beijing ENET Information Consulting Co. Ltd. is engaged in the business of Telecommunication consulting and program development. From September 1998 to April 2004, he was a project manager for AT&T China, Inc.  Mr. Chen was selected as a director and sole officer as a result of his business experience in China and his previous experience in connection with Kinglake Resources, Inc.

Involvement in Certain Legal Proceedings

During the past ten years, Mr. Chen has not been the subject of the following events:

1.
A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities;

i)
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator,  floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

	ii)	Engaging in any type of business practice; or

	iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;

5.
Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

	i)	Any Federal or State securities or commodities law or regulation; or

ii)
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

	iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such forms received by us, or written representations that no other reports were required, and to the best of our knowledge, we believe that all of our officers, directors, and owners of 10% or more of our common stock failed to file Form 3s, 4s and 5s.

ITEM 11.        EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last three fiscal years ending November 30 for each of our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

Executive Officer Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
And				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Xin Chen	2010	0	0	0	0	0	0	0	0
President, CEO, CFO	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0

George Heard	2010	0	0	0	0	0	0	0	0
(former President)	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0

Jianxing Qian	2010	0	0	0	0	0	0	0	0
(former Principal	2009	0	0	0	0	0	0	0	0
Financial Officer)	2008	0	0	0	0	0	0	0	0

We do not anticipate paying any salaries in 2011.  We do not anticipate paying salaries until we have a defined ore body and begin extracting minerals from the ground.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

	Direct Amount of		Percent
Name of Beneficial Owner	Beneficial Owner	Position	of Class

Xin Chen	0	President, Principal Executive Officer,	0.00%
		Principal Financial Officer, Secretary,
		and sole member of the Board of Directors

All officers and directors as	0		0.00%
a group (1 person)

Chester Shynkaryk	2,000,000		28.96%

George Heard	2,000,000		28.96%

Zhu Yongfu	2,001,000		28.97%

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

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES.

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

2010	$7,800	MaloneBailey, LLP
2009	$7,800	MaloneBailey, LLP

(2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2010	$0	MaloneBailey, LLP
2009	$0	MaloneBailey, LLP

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2010	$0	MaloneBailey, LLP
2009	$0	MaloneBailey, LLP

(4)  All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010	$0	MaloneBailey, LLP
2009	$0	MaloneBailey, LLP

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

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	07-12-07	3.1

3.2	Bylaws.	SB-2	07-12-07	3.2

4.1	Specimen Stock Certificate.	SB-2	07-12-07	4.1

10.1	Option Agreement	SB-2	07-12-07	10.1

14.1	Code of Ethics.	10-K	02/28/08	14.1

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	02/28/08	99.1

99.2	Disclosure Committee Charter.	10-K	02/28/08	99.2

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of March, 2011.

FLM MINERALS INC.
(the "Registrant")

BY:	XIN CHEN
Xin Chen
President, Principal Executive Officer, Principal
Financial Officer, Secretary, and sole member
of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

XIN CHEN	President, Principal Executive Officer, Principal	March 14, 2011
Xin Chen	Financial Officer, Secretary, and sole member of
the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	07-12-07	3.1

3.2	Bylaws.	SB-2	07-12-07	3.2

4.1	Specimen Stock Certificate.	SB-2	07-12-07	4.1

10.1	Option Agreement	SB-2	07-12-07	10.1

14.1	Code of Ethics.	10-K	02/28/08	14.1

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	02/28/08	99.1

99.2	Disclosure Committee Charter.	10-K	02/28/08	99.2