Form 10-Q
period 2011-05-31
FLM Minerals Inc.
filed 2011-07-20
CIK 1391174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  6,906,300 as of July 15, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

FLM MINERALS INC.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	May 31,	November 30,
	2011	2010
	(Unaudited)

Assets

Current Assets
Cash	$43,916	$56,941

Total Assets	$43,916	$56,941

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued liabilities	$3,834	$7,000

Total Liabilities	3,834	7,000

Stockholders' Equity
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value
None issued	-	-
Common Stock, 100,000,000 shares authorized, $0.00001 par value
6,906,300 and 6,906,300 shares issued and outstanding, respectively	69	69
Additional paid in capital	271,881	271,881
Deficit accumulated during the exploration stage	(231,868)	(222,009)

Total Stockholders' Equity	40,082	49,941

Total Liabilities and Stockholders' Equity	$43,916	$56,941

The Accompanying Notes are an Integral Part of These Financial Statements.

FLM MINERALS INC.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

					Period From
	Three Months	Three Months	Six Months	Six Months	August 31, 2006
	Ended	Ended	Ended	Ended	(Date of Inception)
	May 31,	May 31,	May 31,	May 31,	to May 31,
	2011	2010	2011	2010	2011

Expenses
General and administrative	$483	$318	$919	$527	$89,298
Mineral property costs	-	-	-	-	25,227
Professional fees	3,670	5,010	8,940	7,110	117,343

Total expenses	4,153	5,328	9,859	7,637	231,868

Net loss for the period	$(4,153)	$(5,328)	$(9,859)	$(7,637)	$(231,868)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.03)

Weighted average number of shares
outstanding - basic and diluted	6,906,300	6,906,300	6,906,300	6,906,300	6,906,300

The Accompanying Notes are an Integral Part of These Financial Statements.

FLM Minerals Inc.
(An Exploration Stage Company)
Statements of Changes in Stockholders’ Equity
From period August 31, 2006 (inception) through May 31, 2011

			Additional
	Common Stock		Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance at August 31, 2006
(inception)	-	$-	$-	$-	$-	$-

Capital stock issued for cash
at $0.00001 per share	6,000,000	60	-	-	-	60

Capital stock issued for cash
at $0.30 per share	906,300	9	271,881	(42,600)	-	229,290

Net loss for period	-	-	-	-	(18,200)	(18,200)

Balance at November 30, 2006	6,906,300	69	271,881	(42,600)	(18,200)	211,150

Share subscriptions received	-	-	-	42,600	-	42,600

Net loss for year	-	-	-	-	(78,370)	(78,370)

Balance at November 30, 2007	6,906,300	69	271,881	-	(96,570)	175,380

Net loss for year	-	-	-	-	(77,781)	(77,781)

Balance at November 30, 2008	6,906,300	69	271,881	-	(174,351)	97,599

Net loss for year ended November 30, 2009	-	-	-	-	(22,904)	(22,904)

Balance at November 30, 2009	6,906,300	69	271,881	-	(197,255)	74,695

Net loss for year ended November 30, 2010	-	-	-	-	(24,754)	(24,754)

Balance at November 30, 2010	6,906,300	69	271,881	-	(222,009)	49,941

Unaudited:

Net loss for the period ended May 31, 2011	-	-	-	-	(9,859)	(9,859.00)

Balance at May 31, 2011	6,906,300	$69	$271,881	$-	$(231,868)	$40,082

The Accompanying Notes are an Integral Part of These Financial Statements.

FLM MINERALS INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

			Period
			From
	Six Months	Six Months	August 31 ,2006
	Ended	Ended	(Date of Inception)
	May 31,	May 31,	to May 31,
	2011	2010	2011

Cash flows used in operating activities
Net loss for the period	$(9,859)	$(7,637)	$(231,868)
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	(3,166)	(3,400)	3,834

Net cash used in operating activities	(13,025)	(11,037)	(228,034)

Cash flows from financing activities
Proceeds from sale of common stock	-	-	271,950
Net cash from financing activities	-	-	271,950

Cash increase (decrease) during the period	(13,025)	(11,037)	43,916

Cash beginning of the period	56,941	81,795	-

Cash end of the period	$43,916	$70,758	$43,916

Supplemental cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The Accompanying Notes are an Integral Part of These Financial Statements.

FLM MINERALS INC.
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2011
(Unaudited)

NOTE 1- NATURE OF OPERATIONS

FLM Minerals Inc. (the “Company”) was incorporated in the State of Nevada on August 31, 2006. The Company’s principal business is the acquisition and exploration of mineral properties.

NOTE 2 – BASIS OF PRESENTATION AND CONTINUANCE OF BUSINESS

Basis of Presentation

The unaudited interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Article 10 of Regulations S-X in the United States of America and are presented in United States dollars. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended November 30, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The interim unaudited financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of Management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the three and six months ended May 31, 2011 are not necessarily indicative of the results that may be expected for the year ending November 30, 2011.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2011, the Company has never generated any revenues and has an accumulated loss of $231,868 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly when we need capital, we must raise cash from sources other than the sale of minerals.

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

Results of Operations

From Inception on August 31, 2006 to May 31, 2011

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

Liquidity and Capital Resources

As of the date of May 31, 2011, we have yet to generate any revenues from our business operations.

We issued 6,906,300 shares of common stock pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. This was accounted for as a purchase of shares of common stock.

As of May 31, 2011, our total assets were $43,916 and our total liabilities were $3,834.

Recent accounting pronouncements

We do not expect any recent accounting pronouncements to have an impact on our financial position, operations or cash flows.

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

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 19th day of July, 2011.

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