Form 10-Q
period 2011-08-31
FLM Minerals Inc.
filed 2011-10-14
CIK 1391174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  6,906,300 as of October 7, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

FLM MINERALS INC.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	August 31,	November 30,
	2011	2010
	(Unaudited)

Assets

Current Assets

Cash	$41,499	$56,941

Total Assets	$41,499	$56,941

Liabilities and Stockholders' Equity

Current Liabilities

Accounts payable and accrued liabilities	$5,672	$7,000

Total Liabilities	5,672	7,000

Stockholders' Equity

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value None issued	-	-

Common Stock, 100,000,000 shares authorized, $0.00001 par value 6,906,300 and 6,906,300 shares issued and outstanding, respectively	69	69

Additional paid in capital	271,881	271,881

Deficit accumulated during the exploration stage	(236,123)	(222,009)

Total Stockholders' Equity	35,827	49,941

Total Liabilities and Stockholders' Equity	$41,499	$56,941

The Accompanying Notes are an Integral Part of These Financial Statements

FLM MINERALS INC.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

					Period
					From
					August 31,
	Three	Three	Nine	Nine	2006
	Months	Months	Months	Months	(Date of
	Ended	Ended	Ended	Ended	Inception)
	August 31,	August 31,	August 31,	August 31,	to August 31,
	2011	2010	2011	2010	2011

Expenses

General and administrative	$579	$571	$1,498	$1,099	$89,877
Mineral property costs	-	-	-	-	25,227
Professional fees	3,676	6,799	12,616	13,909	121,019

Total expenses	4,255	7,370	14,114	15,008	236,123

Net loss for the period	$(4,255)	$(7,370)	$(14,114)	$(15,008)	$(236,123)

Net loss per share

Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.03)

Weighted average number of shares
outstanding - basic and diluted	6,906,300	6,906,300	6,906,300	6,906,300	6,906,300

The Accompanying Notes are an Integral Part of These Financial Statements

FLM MINERALS INC.
(An Exploration Stage Company)
Statements of Changes in Stockholders’ Equity
From period August 31, 2006 (inception) through August 31, 2011

			Additional
	Common Stock		Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at August 31, 2006 (inception)	-	$-	$-	$-	$-	$-

Capital stock issued for cash at $0.00001 per share	6,000,000	60	-	-	-	60

Capital stock issued for cash at $0.30 per share	906,300	9	271,881	(42,600)	-	229,290

Net loss for period	-	-	-	-	(18,200)	(18,200)

Balance at November 30, 2006	6,906,300	69	271,881	(42,600)	(18,200)	211,150

Share subscriptions received	-	-	-	42,600	-	42,600

Net loss for year	-	-	-	-	(78,370)	(78,370)

Balance at November 30, 2007	6,906,300	69	271,881	-	(96,570)	175,380

Net loss for year	-	-	-	-	(77,781)	(77,781)

Balance at November 30, 2008	6,906,300	69	271,881	-	(174,351)	97,599

Net loss for year ended November 30, 2009	-	-	-	-	(22,904)	(22,904)

Balance at November 30, 2009	6,906,300	69	271,881	-	(197,255)	74,695

Net loss for year ended November 30, 2010	-	-	-	-	(24,754)	(24,754)

Balance at November 30, 2010	6,906,300	69	271,881	-	(222,009)	49,941

Unaudited:

Net loss for the period ended August 31, 2011	-	-	-	-	(14,114)	(14,114)

Balance at August 31, 2011	6,906,300	$69	$271,881	$-	$(236,123)	$35,827

The Accompanying Notes are an Integral Part of These Financial Statements

FLM MINERALS INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

			Period
			From
			August 31,
	Nine	Nine	2006
	Months	Months	(Date of
	Ended	Ended	Inception)
	August 31,	August 31,	to August 31,
	2011	2010	2011

Cash flows used in operating activities

Net loss for the period	$(14,114)	$(15,008)	$(236,123)

Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	(1,328)	(5,300)	5,672

Net cash used in operating activities	(15,442)	(20,308)	(230,451)

Cash flows from financing activities

Proceeds from sale of common stock	-	-	271,950

Net cash from financing activities	-	-	271,950

Cash increase (decrease) during the period	(15,442)	(20,308)	41,499

Cash beginning of the period	56,941	81,795	-

Cash end of the period	$41,499	$61,487	$41,499

Supplemental cash flow information:

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The Accompanying Notes are an Integral Part of These Financial Statements

FLM MINERALS INC.
(An Exploration Stage Company)
Notes to Financial Statements
August 31, 2011
(Unaudited)

NOTE 1- NATURE OF OPERATIONS

FLM Minerals Inc. (the “Company”) was incorporated in the State of Nevada on August 31, 2006. The Company’s principal business is the acquisition and exploration of mineral properties.

NOTE 2 – BASIS OF PRESENTATION AND CONTINUANCE OF BUSINESS

Basis of Presentation

The unaudited interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Article 10 of Regulations S-X in the United States of America and are expressed in United States dollars. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended November 30, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The interim unaudited financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of Management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the three and nine months ended August 31, 2011 are not necessarily indicative of the results that may be expected for the year ending November 30, 2011.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2011, the Company has never generated any revenues and has an accumulated loss of $236,123 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Results of Operations

From Inception on August 31, 2006 to August 31, 2011

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

Liquidity and Capital Resources

As of August 31, 2011, we have yet to generate any revenues from our business operations.

We issued 6,906,300 shares of common stock pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. This was accounted for as a purchase of shares of common stock.

As of August 31, 2011, our total assets were $41,499 and our total liabilities were $5,672.

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

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.        RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.          EXHIBITS.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	07-12-07	3.1

3.2	Bylaws.	SB-2	07-12-07	3.2

4.1	Specimen Stock Certificate.	SB-2	07-12-07	4.1

10.1	Option Agreement	SB-2	07-12-07	10.1

14.1	Code of Ethics.	10-K	02/28/08	14.1

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	02/28/08	99.1

99.2	Disclosure Committee Charter.	10-K	02/28/08	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of October, 2011.

FLM MINERALS INC.

BY:	XIN CHEN
Xin Chen
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary, Treasurer and a member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	07-12-07	3.1

3.2	Bylaws.	SB-2	07-12-07	3.2

4.1	Specimen Stock Certificate.	SB-2	07-12-07	4.1

10.1	Option Agreement	SB-2	07-12-07	10.1

14.1	Code of Ethics.	10-K	02/28/08	14.1

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	02/28/08	99.1

99.2	Disclosure Committee Charter.	10-K	02/28/08	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X